Form 10-Q
period 1995-09-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1995-11-15
CIK 350387

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended        September 30, 1995

Commission File No.           0-10286


       General Energy Resources and Technology Corporation
      (Exact name of registrant as specified in its charter)

           Michigan                               38-2266968
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

                    2320 West Aero Park Court
                  Traverse City, Michigan 49686
            (Address of principal executive offices)


                          616-946-1473
       Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No      .


              Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $.10 - 7,991,870 shares, as of September
30, 1995.

       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

                              Index

                 PART I - FINANCIAL INFORMATION


Item 1

Balance Sheets                                          3 & 4

Statements of Operations                                5 & 6

Statement of Cash Flows                                 7 & 8

Notes to Financial Statements                           9 & 10


Item 2

Management's Discussion and Analysis of Financial
  Conditions and Results of Operations                 11


                   PART II - OTHER INFORMATION

Signatures                                             12

                 PART I - FINANCIAL INFORMATION

       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

                         Balance Sheets

Item 1
                                   Sept. 30,    December 31,
                                     1995           1994
                                   Unaudited
ASSETS
Current Assets:
     Cash                         $    52,189   $    55,923
     Accounts receivable trade,
       less allowance for doubt-
       ful accounts of $8,698         485,487       372,824
     Prepaid expenses                     562           313

          Total current assets        538,238       429,060

Property and equipment at cost:
     Proved oil and gas properties,
       successful efforts method
       of accounting                3,715,489     3,724,331
     Unproved leasehold and minerals   85,106        85,106
     Drilling contracts in progress    12,446        11,253

          Total property and
            equipment               3,813,041     3,820,690

     Less accumulated depreciation,
       depletion, amortization, and
       valuation allowance          2,766,777     2,733,451

          Net property and
            equipment               1,046,264     1,087,239

Other Assets
     Investments net of allowance for
       unrealized loss of $288,950      1,050         1,050

                                  $ 1,585,552   $ 1,517,349


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current installments of long-
       term debt                  $    22,360   $    54,749
     Accounts payable-trade           631,618       474,937
     Joint interest prepayments       167,434       108,583
     Other current liabilities        111,000       111,000
     Stock purchase overpayments       25,603        25,603

          Total current liabilities   958,015       774,872

Long-term debt                        948,728       951,750

Stockholders' equity
     Common stock of $.10 par
       value, 18,000,000 shares
       authorized, 7,991,870 shares
       issued and outstanding         799,187       799,187
     Additional paid-in capital     7,435,012     7,435,012
     Deficit                       <8,555,390>   <8,443,472>

          Total stockholders'
            equity                   <321,191>     <209,273>

                                  $ 1,585,552   $ 1,517,349





See accompanying Notes to Financial Statements.

                    GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

                                 Statements of Operations
                                    Three Months Ended           Nine Months Ended
                                      September 30                 September 30
                                        Unaudited                   Unaudited
                                    1995          1994          1995          1994
Revenues:
     Oil and gas sales:
          Working interest        $   55,903        82,578       236,879       257,339
          Royalty interest            15,379        16,640        43,443        57,195
     Turnkey working interest income   -0-          15,000         -0-          25,720
     Repromotional income               <101>        1,023         5,940         1,363
     Gain/Loss on sale of assets       -0-           -0-          <8,883>        -0-
     Administrative overhead           6,950         4,200        15,350        16,800
     Consulting fees                  19,687         -0-          54,334         -0-
     Miscellaneous income              -0-               1             2           832

          Total revenues              97,818       119,442       347,065       359,249


Costs and expenses:
     Lease and operating
       expenses                       87,217        60,513       214,334       195,084
     Taxes other than on income        2,507         2,893         8,079         9,303
     Dry holes and abandonments           88           781        <2,413>        2,565
     Lease acquisition/retainage       -0-             107         -0-             107
     Depreciation, depletion and
       amortization                   10,600        12,555        33,687        36,279
     General and administrative       60,684        40,836       202,237       149,128
     Interest expense                    915         1,001         3,059         3,767

          Total costs/expenses       162,011       118,686       458,983       396,233

Net income <loss>                 $  <64,193>          756      <111,918>      <36,984>

Net income <loss> per weighted
  average share of common stock   $    <.008>       .00009          <.01>        <.005>

Weighted average number of shares
  outstanding                      7,991,870     7,991,870     7,991,870     7,991,870





See accompanying Notes to Financial Statements.
/TABLE

       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

                     Statement of Cash Flows

                        Nine Months Ended
                    September 30, 1995 & 1994
                            Unaudited

                                      1995          1994
CASH FLOWS FROM OPERATING
  ACTIVITIES
     Net income <loss>            $ <111,918>   $  <36,984>
     Adjustments to reconcile net
       earnings to net cash
       provided by operating
       activities:
     Depreciation, depletion and
       amortization                   33,687        36,279
     Abandonments, expired and
       surrendered leases              -0-           4,513
     <Gain> loss on sale of oil
       and gas properties              8,883         -0-
     <Increase> decrease in
       current assets:
       Trade accounts receivable    <112,663>     <287,815>
       Prepaid expenses                 <249>         <187>
     Increase <Decrease> in
       current liabilities:
       Trade accounts payable        156,680       201,102
       Joint interest prepayments     58,851       184,024

          NET CASH FROM OPERATING
            ACTIVITIES                33,271       100,932

CASH FLOWS FROM INVESTING
  ACTIVITIES
     Acquisition of property and
       equipment                      <2,288>      <19,376>
     Proceeds from sale of oil
       and gas property                  694         -0-

          NET CASH FROM INVESTING
            ACTIVITIES                <1,594>      <19,376>

CASH FLOWS FROM FINANCING
  ACTIVITIES
     Reduction of long-term debt     <35,411>     <116,166>
     Issuance of stock                 -0-           -0-
     Acquisition of long-term debt     -0-          80,000

          NET CASH FROM FINANCING
            ACTIVITIES               <35,411>      <36,166>

          NET INCREASE <DECREASE>
            IN CASH                   <3,734>       45,390

CASH AT BEGINNING OF PERIOD           55,923        40,736

          CASH AT END OF PERIOD   $   52,189        86,126

       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies

Property and Equipment

The Company utilizes the successful efforts method of accounting for its oil and gas exploration and development program. Under this method of accounting, costs of drilling and completing successful wells are capitalized, while costs of dry holes are charged to expense when incurred. Depletion and amortization of producing leasehold and mineral interests and related intangible development costs are provided by the unit-of-production method based on estimates of recoverable oil and gas reserves prepared by independent petroleum engineers. Lease and well equipment is depreciated over its estimated useful life (seven years) by the straight-line method.

Costs of nonproducing leasehold and mineral interests are not amortized but are charged to operations when such properties are abandoned, surrendered, determined to be worthless or transferred to producing properties and depleted when successfully developed.

Maintenance and repairs are charged to expense when incurred.
Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, applicable costs and accumulated depreciation and depletion are removed from the accounts and the resulting gain or loss is recognized.

Interest Capitalization

Interest costs applicable to the drilling and equipment of in-progress and shut-in oil and gas wells are capitalized until such time as the wells begin producing. There were no entries for interest capitalization during 1995 and 1994.

Earnings Per Share

Earnings per share is based on the weighted average number of shares outstanding.

(2)  Non Cash Transactions
                                      Sept. 30,    Dec. 31,
                                        1995         1994
     The Company had the following
     non cash transactions during
     the periods ending September 30,
     1995 and December 31, 1994          -0-          -0-


(3)  Long-Term Debt

On June 1, 1990, the Company signed a $292,814 promissory note with Mosbacher Energy Company (MEC) for the amount owed MEC by General Energy corporation for well operations as of May 7, 1990. The note is secured by the Company's interest in eleven producing properties operated by MEC and bears interest at 7 1/4 percent per annum. Monthly payments are the lesser of $20,000 or the month's production from the secured properties.

In 1991, the Company recorded approximately $873,500 of long-term debt on the Tulare Lakes Field. This represents the Company's 25% share of the outstanding debt on the field. The debt is to be paid from production. This is a non recourse debt. General Energy is not a party to the purchase contract between Chevron and Penteco and American Barter. In 1993, the Company sold a 1% interest in the field, leaving an outstanding balance of $944,985 for the Company's share of Tulare Lakes debt which includes accrued interest.

(4)  Interim Statements

The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the nine months ended September 30, 1995 and 1994. All adjustments are of a normal recurring nature.

Interim financials should not necessarily be considered to be indicative of the results of operations for the entire year.

(5)  Contingencies

The prices of the Company's natural gas production are subject to the regulations of the Federal Energy Regulatory Commission
(FERC). The Company believes it has substantially complied with regulations as issued.

                             PART I

Item 2    Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations

The Company's total earned revenue for the nine months ended September 30, 1995 totaled $347,065. This represents a decrease of 3% from the same period in 1994. The decrease in revenue is largely the result of a decrease in oil and gas revenue and turnkey working interest income.

The Company's total expenses of $458,983 for the nine months ended September 30, 1995 increased 16% from the same quarter in 1994. The most significant increases occurred in general and administrative expense and lease operating expenses. The increase in general and administrative expense is largely the result of additional payroll expense which is offset by an increase in consulting fee revenue.

The Company's net loss for the nine months ended September 30, 1995 was <$111,918> compared to a loss of <$36,984> for the nine months ended September 30, 1994.

Liquidity/Capital Resources

Net cash decreased $49,124 to <$3,734> at September 30, 1995 compared to $45,390 at September 30, 1994.

Management feels that cash flows will be sufficient to pay current operating liabilities and to amortize the remaining current portion of its long-term debt, given its participation in several successful oil and gas discoveries and the change in operations of the large California project (Tulare Lakes) that experienced significant cost overruns in 1992, 1993 and 1994. Management has developed contingency plans to obtain additional capital by the issuance of debt or sale of equities to the extent that these actions become necessary in the future.

       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

                   PART II - OTHER INFORMATION

                           Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION



Date:      11/15/95      Signature:
                                    H. Terry Snowday, Jr.
                                    President and Director
                                    (Principal Executive Officer)