Form 10-K405
period 1995-12-31
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1996-05-07
CIK 350387

FORM 10-K             (UNAUDITED)

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended    December 31, 1995

Commission File No.      0-10286

       General Energy Resources and Technology Corporation
      (Exact name of registrant as specified in its charter)

          Michigan                                38-2266968
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

                       401 W. Front Street
                  Traverse City, Michigan 49684
             (Address of principal executive offices)

                          (616) 946-1473
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of each exchange on
                                             Which registered


Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (X)   No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Common Stock, Par Value $.10 - 7,991,870 shares, as of March 1,
1996 at $.10 per share, for an aggregate market value of $799,187.00.

The warrants previously issued, all expired on April 22, 1986.

As of March 1, 1996, there are 7,991,870 shares of Common Stock outstanding.

                   General Energy Resources and
                      Technology Corporation

                        Index to Form 10-K

          PART I                                       Page
Item 1    History and Business of the Company. . . . . . . 4
          Description of Business of the Company . . . . . 5
Item 2    Properties . . . . . . . . . . . . . . . . . . . 7
Item 3    Legal Proceedings. . . . . . . . . . . . . . . . 9
Item 4    Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . .10

          PART II
Item 5    Market for the Registrants Common Stock and
            Related Security Holders Matters . . . . . . .10
Item 6    Selected Financial Data. . . . . . . . . . . . .11
Item 7    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.12
Item 8    Financial Statements . . . . . . . . . . . . . .14

Item 9    Disagreements on Accounting and Financial
            Disclosure Matters . . . . . . . . . . . . . .33

          PART III
Item 10   Directors and Executive Officers of the
            Registrant . . . . . . . . . . . . . . . . . .33
Item 11   Executive Compensation . . . . . . . . . . . . .34
Item 12   Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . .36
Item 13   Certain Relationships and Related Transactions .37

Signatures . . . . . . . . . . . . . . . . . . . . . . . .40

                              PART I

          ITEM 1. - HISTORY AND BUSINESS OF THE COMPANY

The Company was incorporated in Michigan in 1979 and commenced business in 1980. Originally, the Company was formed as a passive investor in oil and gas drilling ventures with Reef Petroleum Corporation (RPC) which was the operator of the wells drilled. However, in September of 1983, RPC filed a Chapter 11 Petition in the Bankruptcy Court of the Western District of Michigan and since then has liquidated all of its assets in a final bankruptcy action. In 1986, the Company's involvement with RPC was terminated.

During 1987, the Company entered into a Management Agreement with Penteco Corporation to analyze the Company's financial position and provide management services to the Company. The Agreement called for an 18 month option to Penteco to purchase an additional 1,000,000 shares at $.31 per share and a 36 month option to purchase an additional 1,000,000 shares at $.50 per share. In 1990, the Management Agreement was extended for a three year period through September, 1993. Penteco has exercised part of their option for 1,000,000 shares at $.31 per share. Effective January 1993, the Management Agreement with Penteco Corporation was terminated, and those responsible for management duties became salaried employees or advisors to the Company.

In an exchange of shares in 1987, the Company purchased from Penteco a 12% interest in the general partners portion of the 1985-A Limited Partnership (Penteco East Central Pipeline) and from Penteco a 10% interest in Lincoln Gas and Oil Marketing Corporation for a total price of $290,000. Penteco East Central Pipeline is a gas gathering and transmission system located in the area of Southern Kansas and Northern Oklahoma. In 1991, Penteco East Central Pipeline was sold to Consolidated Capital of North America. Penteco received, and is holding for the benefit of the partnership, 450,000 shares of $1.00 preferred stock of Consolidated Capital. In addition, Penteco acquired for the partnership, a 10 percent working interest after debt service in the Tulare Lakes Field from Chevron. Lincoln Gas and Oil Marketing Corporation is located in Boston, Massachusetts and is involved in the development and supply of gas to co-generation facilities. In a restructuring of Lincoln Gas and Oil Marketing, Penteco provided an opportunity for General Energy to increase its holdings to 20 percent of Lincoln Gas and Oil Marketing and also to receive a 10 percent interest in Eastern Pacific Energy Corporation located in Los Angeles, California. During 1989 and 1992, the Company determined the value of these investments have suffered permanent declines of $185,000 and $103,950 respectively. Consequently, these investments are now carried at a value of $1,050.

It is the Company's intention to continue to drill or participate in the drilling of exploratory and development wells in the states of Michigan, Texas, Louisiana, Mississippi and Oklahoma in an effort to develop its oil and gas reserves. In order to facilitate this plan, the Company has purchased an interest in various oil and gas leases.

During 1995, the Company participated in and operated a Niagaran horizontal well in Otsego County. The well tested both oil and gas and plans are to extend the well horizontally to further improve the production rates. The Company has interest in several gas wells that were hooked up in 1995 in South Texas and also acquired and operated a Niagaran gas discovery in Grand Traverse County which was drilled in early 1996.

              DESCRIPTION OF BUSINESS OF THE COMPANY

  Identification of Prospects and Prospect Acquisition
The Company will, as in the past, selectively maintain its lease inventory on the basis of its own information, the interpretation of the Company's seismic, geological and geophysical information and such additional information as may be acquired. The Company also is actively seeking and participating in exploration projects with other companies by purchasing working interest on a selective basis.

The following table provides information as to the expiration of the Company's leases (assuming extension by payment of delay rentals to the extent possible); and is intended to supply information required pursuant to industry Guide 2 Paragraph 5. All of the following leases are located in the state of Michigan.

                                          Acres
     Years of Expiration           Gross            Net
     ___________________           ____________________
           1995                    560.000     160.000
           1996                    332.203     200.000
           1997                    160.000      40.000
           1998                      0.000       0.000

  Geology - Seismic Testing
The Company prefers, where possible, to act on the basis of geophysical as well as geological information. A seismic survey of the areas covered by its inventory of leases is undertaken and evaluated. The Company's Geology Department seeks to utilize both seismic and geological data (primarily the results from nearby drilling) to locate geological traps which may contain hydrocarbons.

  Drilling, Completion and Operations of Producing Wells
1. During 1995, the Company participated in 1 wildcat prospect, which was successful. The Company also participated in the recompletion and workover of several wells in our 20 well Tulare Lakes Field in California.
2. The rights and obligations of the Company, as operator, are governed by a Lease Development Agreement (or, in the case of a participation commencing with the acquisition of the lease, a Lease Acquisition and Development Agreement) and a Standard Operating Agreement which provides for the allocation of costs, including specified amounts to defray the Company's nonspecifically identifiable costs based upon the depth of the well and other scheduled factors.
3. During 1995, the Company's Exploration Department supervised the drilling and completion of its wells; which included downhole completion as well as selecting the surface handling facilities to measure and separate out water and gas from oil, providing the connections to the gas pipelines and the storage tanks for oil and installing meters to measure production.

  Marketing
Production from the Company's royalty and working interests is marketed by the operator of the well, generally to a major oil company or gas utility.

In the twelve month period ending December 31, 1995, the following purchasers accounted for more than 10 percent of the Company's oil and gas revenues:

     Chevron                                      49%
     Shell Oil                                    14%

Other purchasers of the Company's oil and gas production include
Michigan Consolidated Gas, Total Petroleum, Delta Oil Company,
Petrostar Energy and Peninsular Oil and Gas.

Substantially all gas sales are made under long term contracts with the above utilities. These contracts may relate either to the reserves from a specified well or wells or to those to be developed from specified acreage and generally obligate the utility to take or pay for specified annual quantities, typically in amounts sufficient to account for the bulk of the reserves within ten years or less. The contracts normally extend for a term substantially co-extensive with the life of the reserves and provide for periodic price adjustments, which usually involve annual or more frequent price increases on the basis of specified percentage or dollar increments and may also involve provision for increases or price limitations based on the prices paid to others for natural gas or alternative fuels or those permitted generally to be paid for natural gas pursuant to government price regulations. The Company has no reason to believe that any of the contracts for the sale of gas will be voided. Oil is sold under less structured arrangements and at posted prices more immediately responsive to market conditions.

  Contracts, Accounting and Related Functions
The Company handles the following procedures concerning the drilling of new wells: Contract negotiations, price determinations, government compliance, including, for example, NGPA-FERC gas well filings, maintenance of computerized records providing ownership and revenue distribution data on a well-by-well and owner-by-owner basis. The Company generates and distributes monthly reports containing information as to daily production and sales together with, in the case of working interest owners, operating statements detailing expenses.

  Employees
The Company began employing certain accounting and operations personnel in March, 1983. The Company presently has employees in the executive, geology and land, data processing, accounting and operations areas. The Company will also utilize third party contractors for needed services. None of the Company's employees are represented by a labor union or collective bargaining agent. Relations with the employees are good. There have been no work stoppages associated with labor disputes or grievances.

As of January 1, 1996, there are six employees of the Company.

  Competition
The Company competes with major oil companies, independent operators and others in acquiring drilling prospects, in contracting for oil and gas field services and equipment, in selling oil and gas production and in securing trained personnel.

The Company is not a significant factor in the oil and gas business even within the limited geographic area in which its operations are conducted.

                       ITEM 2. - PROPERTIES

  Oil and Gas Reserves
The Company has not filed estimates of its oil and gas reserves with any Federal Agency other than the Securities and Exchange Commission. The reserve information set forth in this section has been compiled from estimates made by the independent engineering firm of K&A Energy Consultants, Inc., Tulsa, Oklahoma in a report dated January 1, 1992 (and updated January 1, 1996 internally) on an unescalated basis for the Companies most productive 16 wells and from the independent engineering firm of Evan, Carey and Crozier, Bakersfield, California in a report dated July 24, 1989 and revised August 1, 1993 by Basim Ziara, Petroleum Engineering Consultants for the companies production purchase and operations in California. The remaining reserve figures are from a report dated January 1, 1988 and revised January 1, 1996 internally based on 1988 through 1995 production history changes, if any, and the acquisition and sale of production properties. The Company removed all reserve estimates from the Tulare Lakes Field in California and added reserves for the St. Dover & House #1-33A well in Otsego County, Michigan.

Reserve Category -       Net to the Appraised Interest
Interest             Oil      Gas      Future Net Present Worth
                    Cond.    (Mcf)     Cash Flow  Discounted at
                    (Bbls)                          10 Percent
_________________________________________________________________
Proved Developed
 Producing Totals   n/a       n/a       n/a           n/a

  Oil and Gas Production
The Company's net oil and gas production, constituting its share of production from its working and royalty interests for the years ended December 31, 1995, 1994 and 1993 are set forth in the table below:
                              1995       1994      1993
                              ____       ____      ____
     Oil (Bbls)              11,920     16,634    22,736
     Gas (Mcf)               63,342     65,034    65,839

- --All of the Interests and Reserves of the Company are located within Michigan, with the exception of three fields.

  Prices and Costs
The following tables set forth the average sales price per unit and average lifting cost with respect to the Company's production of oil and gas for the past three years.

                                    Average sales
                                    Price per unit
                              1995       1994      1993
                              ____       ____      ____
     Oil (Per Bbl)           16.73      14.40     16.76
     Gas (Per Mcf)            1.97       2.37      2.78

The price per barrel of oil as of March 31, 1996, is $20.50 and the price per mcf of gas as of the same date ranges from $2.00 to $3.50 per mcf.

                                 Average lifting cost
                                 (Oil & Gas Combined)
                              1995       1994      1993
                              ____       ____      ____
                             12.24       9.06      9.44

Lifting costs include monthly operating charges and operating expenses but, do not include severance or windfall profit taxes.

Average lifting cost per sales dollar was $.82


       Gross   Net Exploratory Wells     Net Development Wells
       _____   _____________________     _____________________
Year   Wells   Oil     Gas      Dry       Oil     Gas     Dry
____   _____   ___     ___      ___       ___     ___     ___
1991     9    .0400    ----   .0450     .00475   .0812   .0200
1992    10    .0400    ----   .3250     .08000   .0812    ----
1993     5     ----   .0400   .0200       ----    ----    ----
1994    10     ----   .0050   .0600       ----    ----    ----
1995     1    .1500    ----    ----       ----    ----    ----

From inception through January 1, 1996, the total gross wells (a well in which a working interest is owned) in which the Company has an interest is 27 and the total net productive wells (the fractional ownership working interests in gross wells equal to one) is 1.49.

As of January 1, 1996, the total gross developed acres (acres spaced or assignable to productive wells) is 7,720.

All working interests and acreage is located within the United
States of America.

The Company's total working interest reserves developed during 1995 are as follows:
                                               Total Reserves
     Wells Drilled                                Developed
______________________                     ______________________
Total  Successful  Dry    Disposal Well    Oil (Bbls)   Gas (Mcf)
_____  _________   ___    _____________    __________   _________
  1         1       0           0            24,000         0

                   ITEM 3. - LEGAL PROCEEDINGS

On June 2, 1995, a lawsuit was filed in the Superior Court of the State of California for the County of Kings by Kings County Development Limited, a California Limited Partnership and J.G. Boswell Company, a California corporation as Plaintiffs. This lawsuit is due to a prior dispute between Chevron U.S.A., the previous owner of the field, and the royalty and land owners and was filed against numerous defendants including General Energy Resources and Technology Corporation and G.E.N.Y. Operations Inc., its subsidiary.

The cost of legal defense involving this lawsuit would have been greater than the Company could bear. In addition, General Energy does not have a working interest in the wells and was not a party to the contract with Chevron. The judge in California has left open the future option to consider a malicious prosecution action against the Plaintiffs with regard to the cause of action against General Energy.

Upon recommendation of legal counsel, on March 25, 1996, General
Energy and G.E.N.Y. Operations filed petitions for protection under Chapter 11 of the Bankruptcy Code.

To date, all attempts to negotiate a settlement with the California group have been unsuccessful. We hope that a settlement can be reached in the context of these Chapter 11s and are diligently working toward that conclusion.

  ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant did not submit any matters for a vote of security holders during the fourth quarter of 1995 through the solicitation of proxies or otherwise.

                             PART II

        ITEM 5. - MARKET FOR THE REGISTRANTS COMMON STOCK
               AND RELATED SECURITY HOLDERS MATTERS

As of March 1, 1996, there are 7,991,870 shares of the Company's Common Stock outstanding. The Company has registered the Common Stock under Section 15(d) of the Securities and Exchange Act of 1934. All warrants to purchase common shares expired on April 22, 1986 and there are no longer any warrants outstanding.

The stock is principally traded on the over-the-counter market.
The high and low sales prices for the Company's Common Stock, for the following periods were:

               Common Stock                       Common Stock
   1995        Bid    Asked           1994        Bid    Asked
   ____        ____________           ____        ____________
December 31    1/16     1/4        December 31    1/16     1/4
September 30   1/16     1/4        September 30   1/16     1/4
June 30        1/16     1/4        June 30        1/16     1/4
March 31       1/16     1/4        March 31       1/16     1/4

The number of holders of record of the Common Stock as of March
1, 1996 totaled approximately 1,000. No dividends, either cash or stock, have been declared as of December 31, 1995, and there is no present intention on the part of the Company to declare dividends in the foreseeable future.

                             ITEM 6. - SELECTED FINANCIAL DATA
                                                 Years Ended December 31,
                             1995          1994          1993         1992          1991
                             ____          ____          ____         ____          ____
Revenues                 $  753,294    $ 460,618     $ 556,550    $ 682,724     $ 618,991
Net profit (loss) before
 extraordinary items     $  191,588   ($ 146,250)   ($ 467,877)  ($ 232,198)    $  54,274
Net profit (loss) per
 share before
 extraordinary items     $      .02   ($    .018)   ($    .059)  ($    .029)    $    .006
Net profit (loss) from
 operations              $  191,588   ($ 146,250)   ($ 467,877)  ($ 232,198)    $  54,274
Net profit (loss) per
 share                   $      .02   ($    .018)   ($    .059)  ($    .029)    $    .007
Total assets             $1,059,672   $1,517,349    $1,310,805   $1,585,195    $2,080,393
Current portion of
 long-term debt          $    3,000    $  54,749     $ 147,200    $  36,000     $ 396,000
Long-term debt           $   54,923    $ 951,750     $ 918,703    $ 941,359     $ 969,994
Stockholders' equity    ($   17,685)  ($ 209,273)   ($  63,023)   $ 384,854     $ 446,512

        ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity/Capital Resources
Net cash from operating activities for the Company as of the three most recent year-ends is as follows:

                            1995     1994      1993
                            ____     ____      ____
    Cash Flows            333,180       (89,695)       (88,643)

The Company has generated cash flow from operations, bank borrowings and the funds derived from its initial public offering in 1981, which yielded $3.7 million. Private sales from stock and the exercise of options have provided additional working capital.

In June 1989, one of the Company's major trade creditors, Mosbacher Energy Company (MEC), filed an operator's lien against various properties in which the Company owns a working interest and for which the Company owed MEC operating expenses. The liens resulted in the curtailment of revenue from these properties. A repayment plan was negotiated and on June 1, 1990, the Company signed a $292,814 promissory note with MEC for the amount owed MEC by General Energy Corporation for well operations as of May 7, 1990. The note is secured by the Company's interest in eleven producing properties operated by MEC and bears interest at 7 1/4 percent per annum. The terms of the agreement call for a monthly payment to Mosbacher Energy Company of the lesser of $20,000 or one months production of the secured properties.

In August of 1991, the Company borrowed $350,000 from Huntington
Banks of Michigan. The note was secured by the personal guarantees of H. Terry Snowday and Edgar R. Puthuff, directors of the Company. Interest was payable monthly at one percent over the bank prime rate.

Proceeds from this note were loaned to American Barter Petroleum, Inc. to be used in a production property purchase in California. Interest is due at one percent over prime and principal is paid back out of production according to a predetermined schedule. In exchange for this loan, the Company received a 25 percent interest in net revenue.

Both notes were paid in full in October, 1992.

In 1991, the Company recorded approximately $875,500 of long-term debt on the Tulare Lakes Field. This represents a 25% share of the outstanding debt on the field. This is a non recourse debt. General Energy is not a party to the purchase contract between Chevron, Penteco and American Barter. The Company's 25% interest was to be paid from Penteco Corporation's working interest percentage, net of expenses. As of December 31, 1995, the total revenue from the field continued to be less than the total expenses with no expectation of improvement within the next twelve months. Management determined the asset and liability to be unrealistically presented on the financial statements and the outstanding debt balance of $908,410 which included accrued interest and the asset balance of $717,288, net of accumulated DD&A, were written off.

The Company has been able to satisfy its long-term debt commitments. The balance of accounts payable however, has increased to $692,031 at December 31, 1995 compared to $434,937 at December 31, 1994. A large portion of the accounts payable are for services provided by companies that have been very tolerant regarding timing of payment for these services.

The monthly operating cost for direct obligations for rent of the Company's office space will be $775.00. Management is aware that it has limited capital resources available with which to continue a lease acquisition/exploration program. Evaluation of various investment alternatives will continue to be made on a case-by-case and/or well-by-well basis, and commitments will be made as funds permit.

Management believes cash flow from the sale of its currently producing oil and gas properties as well as the two projects being completed in 1996, should be sufficient to pay current operating liabilities and to amortize the current portion of the long-term debt.

Management has developed contingency plans to obtain additional capital by the issuance of debt or sale of equities to the extent that these actions become necessary in the future.

The price that the Company received for oil during 1995 ranged from $15.26 to $18.75. The posted price for crude oil is at $20.50 per barrel as of March 31, 1996. There is uncertainty as to the price of oil over the next twelve months.

While the sale of gas remains subject to NGPA regulated pricing policies, it is recognized that certain concessions must be made as to contractual pricing to insure that the Company's gas reserves remain a competitive alternative fuel.

Results of Operations
_____________________
Revenues
 Oil and gas sales
   Working interest         $  277,027  $  333,805   $  412,239
   Royalty interest             57,007      71,268       91,108
 Gain (loss) on sale of
   turnkey working interests
   and oil properties           29,456      31,970       22,808
 Repromotional income            5,739       1,743       14,321
 Consulting income              59,198           0            0
 Administrative overhead        25,700      21,000       10,500
 Gain on write-off             299,164           0            0
 Other income                        3         832        5,574
                             _________   _________    _________
   Total Revenues              753,294     460,618      556,550
Net Earnings (loss)         $  191,588  $ (146,250)  $ (467,877)
                             =========   =========    =========

The Company's total revenues increased $292,676 from $460,618 at December 31, 1994 to $753,294 at December 31, 1995 and the
Company's operating loss decreased $337,838 from $(146,250) at December 31, 1994 to $191,588 at December 31, 1995.

A major factor contributing to the Company's year end earnings was a gain of $299,164 resulting from the write-off of a producing oil and gas property and its liability.

The cost incurred in oil and gas property acquisitions, exploration and development activities for the year ended
December 31, 1995 totaled $29,117 and capitalized costs related to oil and gas producing activities as of December 31, 1995 totaled $338,551 as compared to $42,111 and $1,087,239
respectively in 1994.

                  ITEM 8. - FINANCIAL STATEMENTS

                  Index to Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . .   . . 15
Consolidated Statements of Operations. . . . . . . . . . 17
Consolidated Statements of Cash Flows. . . . . . . . . . 19
Consolidated Statements of Stockholders' Equity. . . . . 21
Notes to Consolidated Financial Statements . . . . . . . 22
Supplemental Schedules . . . . . . . . . . . . . . . . . 31

       General Energy Resources and Technology Corporation
                          and Subsidiary
Consolidated Balance Sheets, December 31, 1995 and 1994

                              ASSETS
                                          1995            1994
                                          ____            ____
CURRENT ASSETS
  Cash                                $  136,108      $   55,923
  Accounts Receivable Trade              592,224         381,522
  Less Allowance for Doubtful Accounts    (8,698)         (8,698)
  Prepaid Expenses                           437             313
                                       _________       _________
      Total Current Assets               720,071         429,060

PROPERTY AND EQUIPMENT, AT COST
  Proved Oil and Gas Properties,
    Successful Efforts Method of
    Accounting                         2,891,901       3,724,331
  Unproved Leasehold and Minerals         85,106          85,106
  Drilling Contracts in Progress          12,213          11,253
                                       _________       _________
                                       2,989,220       3,820,690
  Less Accumulated Depreciation,
    Depletion, and Amortization        2,650,669       2,733,451
                                       _________       _________
      Net Property and Equipment         338,551       1,087,239

OTHER ASSETS
  Investments (net of unrealized
    loss of $288,950)                      1,050           1,050
                                       _________       _________
                                      $1,059,672      $1,517,349
                                       =========       =========

               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Current Portion Long-Term Debt      $    3,000      $   54,749
  Account Payable Trade                  692,031         434,937
  Notes Payable                          111,000         111,000
  Joint Interest Prepayment              135,371         108,583
  Salaries Payable                        54,923          40,000
  Stock Options Payable                   25,603          25,603
                                       _________       _________
      Total Current Liabilities        1,021,928         774,872

LONG-TERM DEBT                            55,429         951,750

STOCKHOLDERS' EQUITY
  Common Stock ($.10 Par Value,
    18,000,000 Shares Authorized,
    7,991,870 Shares Issued and
    Outstanding)                         799,187         799,187
  Additional Paid-in Capital           7,435,012       7,435,012
  Deficit                             (8,251,884)     (8,443,472)
                                       _________       _________
      Total Stockholders' Equity         (17,685)       (209,273)
                                       =========       =========
    Total Liabilities and
      Stockholders' Equity            $1,059,672      $1,517,349
                                       =========       =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                          and Subsidiary
              Consolidated Statements of Operations
      For the Years Ending December 31, 1995, 1994 and 1993

                               1995         1994         1993
                               ____         ____         ____
REVENUES
 Oil and Gas Sales
   Working Interest         $  277,027  $  333,805   $  412,239
   Royalty Interest             57,007      71,268       91,108
 Gain(Loss) on Turnkey
   Working Interests and
   Oil Properties               29,456      31,970       22,808
 Promotional Income              5,739       1,743       14,321
 Consulting Income              59,198           0            0
 Administrative Overhead        25,700      21,000       10,500
 Gain on write-off             299,164           0            0
 Other Income                        3         832        5,574
                             _________   _________    _________
       Total Revenues          753,294     460,618      556,550

COSTS AND EXPENSES
 Lease and Operating
   Expenses                    275,189     248,987      318,290
 Taxes Other Than Income        10,634      11,782       17,432
 Dry Holes and
   Abandonments                    929      24,312      326,372
 Depreciation, Depletion
   And Amortization             41,175      45,515       60,853
 General and
   Administrative              229,568     191,612      189,948
 Interest Expense, Net of
   Capitalized Interest          4,211      84,660      111,532
                             _________   _________    _________
       Total Costs and
         Expenses              561,706     606,868    1,024,427
                             _________   _________    _________
NET EARNINGS (LOSS)
 BEFORE TAXES                  191,588    (146,250)    (467,877)

CURRENT INCOME TAXES                 0           0            0
                             _________   _________    _________
NET EARNINGS (LOSS)         $  191,588  $ (146,250)  $ (467,877)
                             =========   =========    =========
Per Share of Common Stock,
 Weighted Average Method
 Income Before
 Extraordinary Items        $      .02  $    (.018)  $    (.059)
                             =========   =========    =========
 Net Income                 $      .02  $    (.018)  $    (.059)
                             =========   =========    =========
Weighted Average Number of
 Shares Outstanding          7,991,870   7,991,870    7,925,203
                             =========   =========    =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                          and Subsidiary
              Consolidated Statements of Cash Flows
      For the Years Ending December 31, 1995, 1994 and 1993

                                1995        1994         1993
                                ____        ____         ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)          $  191,588  $ (146,250)  $ (467,877)
 Adjustments to Reconcile
   Net Earnings to Net
   Cash Provided by
   Operating Activities
 Depreciation, Depletion
   and Amortization             41,175      45,515       60,853
 Abandonments, Expired and
   Surrendered Leases            3,555      36,175      364,905
 (Gain)Loss on Sale of
   Turnkey Working Interest
   and Oil and Gas
   Properties                    8,883           0      (11,918)
 Permanent Decline in
   Valuation of Investment           0           0            0
 (Increase)Decrease in
   Current Assets:
   Trade Accounts
     Receivable               (210,702)   (228,875)    (109,873)
   Prepaid Expenses               (124)        125        1,324
 Increase(Decrease) in
   Current Liabilities:
   Trade Accounts Payable      257,094     163,615       73,943
   Salaries Payable             14,923      40,000            0
   Joint Interest
     Prepayments                26,788           0            0
                             _________   _________    _________
   NET CASH FROM OPERATING
     ACTIVITIES                333,180     (89,695)     (88,643)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Property
   and Equipment               (22,907)    (15,714)     (31,506)
 Proceeds from Sale of
   Property and Equipment          694           0       10,000
 Write-off of Oil & Gas
   Property                    717,288           0            0
                             _________   _________    _________
   NET CASH FROM INVESTING
     ACTIVITIES                695,075     (15,714)     (21,506)

CASH FLOWS FROM FINANCING ACTIVITIES
 Acquisition of
   Short-Term Debt                   0     100,000       11,000

 Acquisition of Long-
   Term Debt                         0      78,091      181,293
 Reduction of Long-Term
   Debt                        (39,660)    (57,495)     (92,749)
 Write-off of Long-Term
   debt                       (908,410)          0            0
 Proceeds from Issuance
   of Stock                          0           0       20,000
                             _________   _________    _________
   NET CASH FROM FINANCING
     ACTIVITIES               (948,070)    120,596      119,544
                             _________   _________    _________
   NET INCREASE(DECREASE)
     IN CASH                    80,185      15,187        9,395

CASH AT BEGINNING OF PERIOD     55,923      40,736       31,341
                             _________   _________    _________
CASH AT END OF PERIOD       $  136,108  $   55,923   $   40,736
                             =========   =========    =========

          See Accompanying Notes to Financial Statements

                    General Energy Resources and Technology Corporation
                                      and Subsidiary
                      Consolidated Statements of Stockholders' Equity
                   For the Years Ending December 31, 1995, 1994 and 1993
                                        Additional    Retained                 Total
                               Common     Paid-in     Earnings     Treasury  Stockholder
                               Stock      Capital     (Deficit)     Stock      Equity
                              ________   _________   ___________   ________   ________
Balance at January 1, 1993   $ 779,187  $7,435,012  $(7,829,345)  $      0   $ 384,854
 Net Earnings(Loss) for the
   Year                              0           0     (467,877)         0    (467,877)
 Issue of Stock                 20,000           0            0          0      20,000
                              ________   _________   __________    _______    ________
Balance at December 31, 1993   799,187   7,435,012   (8,297,222)         0     (63,023)
 Net Earnings(Loss) for the
   Year                              0           0     (146,250)         0    (146,250)
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1994   799,187   7,435,012   (8,443,472)         0    (209,273)
 Net Earnings(Loss) for the
   Year                              0           0      191,588          0     191,588
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1995 $ 799,187  $7,435,012  $(8,251,884)  $      0   $ (17,685)
                              ========   =========   ==========    =======    ========



Common Stock Outstanding December 31, 1994          7,991,870 Shares
Common Stock Issued during 1994                             0 Shares
Common Stock Outstanding December 31, 1995          7,991,870 Shares

                      See Accompanying Notes to Financial Statements
/TABLE

       General Energy Resources and Technology Corporation
                          and Subsidiary
            Consolidated Notes to Financial Statements
                 December 31, 1995, 1994 and 1993

  NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Consolidated Statements
The consolidated financial statements include the accounts of General Energy Resources and Technology Corporation (a Michigan Corporation) and its wholly owned subsidiary, G.E.N.Y. Operations, Inc. (a California Corporation) which was formed in 1993. All significant intercompany balances and transactions have been eliminated in consolidation.

  Oil & Gas Property and Equipment
The Company utilizes the successful efforts method of accounting for its oil and gas exploration and development program. Under this method of accounting, costs of drilling and completing successful wells are capitalized, while costs of dry holes are charged to expense when incurred. Depletion and amortization of producing leasehold and mineral interests and related intangible development costs are provided by the unit-of-production method based on estimates of recoverable oil and gas reserves prepared by independent petroleum engineers. Lease and well equipment is depreciated over its estimated useful life (seven years) by the straight-line method.

Costs of non-producing leasehold and mineral interests are not amortized but, are charged to operations when such properties are abandoned, surrendered, determined to be worthless, or transferred to producing properties and depleted when successfully developed.

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

  Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

No income taxes have been paid during 1995, 1994, or 1993.
Interest paid (net of amounts capitalized) amounted to $4,211 during 1995, $84,660 during 1994 and $111,532 for 1993.

  Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding. Common stock equivalents (stock options and warrants) were antidilutive in 1995, 1994 and 1993.

  NOTE 2
  BUSINESS OPERATIONS, SIGNIFICANT CUSTOMERS, AND CREDIT RISK General Energy Resources and Technology Corporation (the "Company", formerly Reef Energy Corporation) was incorporated under the laws of the State of Michigan in June, 1979 for the purpose of investing in oil and gas exploration and production. Effective June 1987, the Board of Directors and stockholders changed the name of the Company to General Energy Resources and Technology Corporation. The Company and its predecessors have been engaged in the exploration, development and production of oil and gas. The operations are conducted entirely within the United States.

The Company created a wholly owned subsidiary, G.E.N.Y. Operations, Inc. in 1993 to function as the operator for the Tulare Lakes Field in Kings County, California. As operator, all revenues and expenses are passed on to the working interest owners, and the subsidiary therefore, shows no profit or loss. At December 31, 1995, total assets and liabilities were $461,838 and $451,838 respectively.

During 1995, sales to two major customers accounted for 49 and 14 percent of total revenues. During 1994, sales to three major customers accounted for 50, 15 and 10 percent of total revenues. During 1993, sales to three major customers accounted for 45, 17 and 11 percent of total revenues.

  NOTE 3
  INVESTMENTS
In 1987, the Company purchased from Penteco Corporation (a related party), a 12% interest (3.36% overall interest) in the general partner's portion of the Penteco East Central pipeline 1985-A limited partnership and a 10% interest in Lincoln Gas & Oil Marketing Corporation in exchange for Company stock valued at a total price of $290,000. Penteco East Central Pipeline was initially a gas gathering and transmission system located in the area of Southern Kansas and Northern Oklahoma. Lincoln Gas and Oil Marketing Corporation is located in Boston, Massachusetts and is involved in the development and supply of gas to cogeneration facilities.

During 1989 and 1992, the Company determined the value of these investments have suffered permanent declines of $185,000 and $103,950 respectively. Consequently, these investments are now carried by management at a value of $1,050.

  NOTE 4
  NOTES PAYABLE
Unsecured loan payable to a related party shareholder. This represents money loaned to G.E.N.Y. Operations in 1993 to cover Society Bank loan payments which were left unpaid by the prior operator of the Tulare Lakes Field. This loan is non interest bearing and is expected to be paid off in 1996. Also, the Company signed a line of credit with Society Bank. It is personally guaranteed by several of the directors. Interest is being charged at 2% above the prime rate. The note is due May, 1996.

                                       12/31/95     12/31/94
                                       _________    _________
    Note payable Calvert              $   11,000   $   11,000
    Note payable Society Bank            100,000      100,000
                                       _________    _________
                                      $  111,000   $  111,000
                                       =========    =========
  NOTE 5
  LONG-TERM DEBT
Long-term debt consisted of:
                                       12/31/95     12/31/94
                                       _________    _________
    Note payable Mosbacher            $   58,429   $   61,514
    Tulare Lakes liability                     0      944,985
                                       _________    _________
                                          58,429    1,006,499
    Less Current portion                  (3,000)     (54,749)
                                       _________    _________
                                      $   55,429      951,750
                                       =========    =========

On June 1, 1990, the Company signed a $292,814 promissory note with Mosbacher Energy Company (MEC) for the amount owed MEC by General Energy Corporation for well operations as of May 7, 1990. The note is secured by the Company's interest in eleven producing properties operated by MEC and bears interest at 7 1/4 percent per annum. Additional terms of the agreement call for monthly payments of the lesser of $20,000 or the month's production to MEC. Based on current production estimates, management expects to reduce this loan by approximately $250 per month.

In 1991, the Company recorded approximately $875,500 of long-term debt on the Tulare Lakes Field. This represents a 25% share of the outstanding debt on the field. This is a non recourse debt. General Energy is not a party to the purchase contract between Chevron, Penteco and American Barter. The Company's 25% was to be paid from Penteco Corporation's working interest percentage, net of expenses. As of December 31, 1995, the total revenue from the field continued to be less than the total expenses with no expectation of improvement within the next twelve months. Management determined the asset and liability to be unrealistically presented on the financial statements and the outstanding debt balance of $908,410 which included accrued interest and the asset balance of $717,288, net of accumulated DD&A, were written off.

In 1993, the Company recorded, through their subsidiary G.E.N.Y.
Operations, $100,000 of long-term debt with Society Bank. The debt was paid in monthly increments of $10,000 and fully paid within 1994.

  NOTE 6
  NON CASH TRANSACTIONS
                              1995        1994        1993
                              ____        ____        ____
Tulare Lakes Write-off       $299,164    $      0    $      0

  NOTE 7
  RELATED PARTIES
The Company recorded approximately $18,000 and $28,000 in management fees during 1992 and 1991 respectively to Penteco. The management fees were for preparation of a business plan and ongoing management throughout the year in accordance with the management agreement dated March 13, 1987, between the Company and Penteco. As of December 31, 1995, the Company has a liability to Penteco of $13,262 for management fees and out-of-pocket costs. The Company and Penteco have mutual directors. As of January 1, 1993, the agreement expired.

As of January 1, 1993, Terry Snowday is to receive an annual salary of $20,000, and Charles Taylor is to receive an annual consulting fee of $10,000. At December 31, 1995, amounts accrued but not paid to Snowday and Taylor are $54,923 and $20,000 respectfully. As of January 1, 1995, Charles Taylor resigned as consultant to General Energy.

As discussed in Notes 2 and 3, Company stock was exchanged with Penteco in 1987 for investments in Penteco East Pipeline and Lincoln Gas & Oil Marketing Corporation. Penteco is the general partner in Penteco East Pipeline. Penteco and Lincoln Gas and Oil have mutual directors.

The Company received an interest in the general partner's interest of Penteco East Pipeline. However, the Company does not receive a K-1 for this investment even though the partnership has been active and has had income. It is the understanding of management that the Company is not a general partner even though they purchased a portion of the general partners interest. There is no written agreement explaining how profits, losses, distributions, liabilities, etc. are to be divided regarding the Company's interest in the general partner's interest.

In 1991, the Company loaned $350,000 to American Barter. American Barter agreed to repay this loan, with interest at the Company's borrowing rate and to assign a 25% working interest in the Tulare Lakes Field. The Tulare Lakes Field was purchased from Chevron by Penteco and American Barter in 1991. The Agreement between Chevron and Penteco and American Barter states that the note owed to Chevron will be repaid from production from the Tulare Lakes Field. If production does not cover debt payments, General Energy is not liable to Chevron or other third parties. The Company booked 25% of the purchase price as proved oil and gas properties, approximately $875,900. The Company also recorded 25% of the liabilities for Penteco and American Barter's purchase of the fields along with 25% of American Barter's $350,000 debt to General Energy, borrowed for costs of revitalizing the field. During 1992 and 1993, additional debt has been recorded for Society Bank loans used to pay off the original $350,000, and for operating expenses and accrued interest. In 1993, the Company sold a 1% interest to Richard Calvert, a company shareholder, for $10,000. As of December 31, 1995, management determined the Company's 25% interest to be misrepresented on the Financial Statements and the asset and related liability were written off.

During 1992, the Company repurchased a 5% interest in the Fons-Jacob well from a Company director in exchange for 504,015 shares of restricted stock issued at $.20 per share. This well was plugged & abandoned in 1993.

During 1993, the Company sold 200,000 shares of restricted stock to Company shareholders at $.10 per share. One of these shareholders also loaned $11,000 to the Company through its subsidiary, which is expected to be repaid in 1996.

The Company sold working interests to several major shareholders and directors during 1995. Accounts receivable from these related parties totaled $50,094 at December 31, 1995, while related party accounts payable amounted to $7,476. No interest has been accrued on any of the above amounts.

  NOTE 8
  STOCK OPTION AGREEMENT
The Company had a outstanding Stock Option Agreement with an employee to purchase 100,000 shares of General Energy stock for $.25 per share. This Agreement expired on January 5, 1993.

Amounts owed to the officers and directors for excess payments for stock options amount to $25,603 and are included in current liabilities.

  NOTE 9
  CONTINGENCIES AND COMMITMENTS
The prices of the Company's natural gas production are subject to the regulations of the Federal Energy Regulatory Commission
(FERC). The Company believes it has substantially complied with regulations as issued.

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The Company does not anticipate any losses as a result of these commitments and contingent liabilities.

The Company, through its subsidiary G.E.N.Y. Operations, Inc., is the operator of that certain oil and gas project located in Kings County, California, commonly known as the Tulare Lakes Field ("Project"). The Company is the successor operator to American Barter Petroleum/ABO Oil Company who, following litigation, was removed as operator ("Prior Operator"). During the course of its operations of the Project, prior operator caused or incurred, certain obligations in an aggregate amount currently unknown, but which resulted in the recordation of at least three oil and gas liens affecting the project. These claims appear to have only an indirect affect on the Company as predecessor operator through its subsidiary, as amounts unpaid by prior operator are expected to be withheld from future revenue. Therefore, no potential liability has been recorded on the Company's books.

Several of the joint working interest owners in the Tulare Lakes Project are contesting the amounts shown on the Company's books as being owed by them. Management maintains that all amounts due are valid and has initiated legal action to collect these amounts due. These contested amounts do not appear to have a direct material affect to the Company because most amounts unpaid are expected to be withheld from their future share of revenue as working interest owners. Therefore, no potential liability has been recorded on the Company's books.

  NOTE 10
  LEASE COMMITMENTS
The Company entered into a 24 month Lease Agreement for it's office facilities on February 1, 1996. This lease requires payments of $775 per month.

  NOTE 11
  SUBSEQUENT EVENTS
The Company continues to have a working capital deficit and declining cash flows from existing oil and gas operations. The Company anticipates that cash flows will be generated in 1996 from two new projects being completed in 1996 in which the Company retains a total 31.25% working interest.

On June 2, 1995, a lawsuit was filed in Kings County, California, against General Energy and its subsidiary, G.E.N.Y. Operations, Inc. by Kings County Development Limited and J.G. Boswell
Company.

As a result, and to protect the corporation against ongoing legal expenses, on March 25, 1996, the Company and its subsidiary filed petitions for relief under Chapter 11 of the Bankruptcy Code. The Company anticipates a successful resolution within the context of Chapter 11 if it can negotiate a settlement with the Plaintiff.

  NOTE 12
  OIL AND GAS ACTIVITIES
The following is a summary of certain financial information
(including cost, both capitalized and expenses) with respect to the Company's oil and gas activities, all of which are located in the United States:

Costs Incurred in Oil and Gas Property
  Acquisition, Exploration and Development Activities

                                 Years Ended December 31,
                              1995        1994         1993
                              ____        ____         ____
Acquisition of unproved
 properties                $        0  $        0   $        0
                            =========   =========    =========
Exploration and development
 costs                     $   29,117  $   42,111   $  373,703
                            =========   =========    =========

Results of Operations for Producing Activities

Sales                      $  334,034  $  405,073   $  503,347

Production costs              285,823     260,271      335,292
Exploration costs                 929      24,419      326,421
Depreciation, depletion and
 amortization                  41,175      45,515       60,853
                            _________   _________    _________
                              327,927     735,728      722,566
                            _________   _________    _________
Results of Operations from
 producing activities
 (excluding corporate over-
 head and interest costs)  $    6,107  $ (330,205)  $ (219,219)
                            =========   =========    =========

  NOTE 13
  "SUPPLEMENTAL" OIL AND GAS RESERVES INFORMATION (UNAUDITED)
The following tables present the Company's estimate of its proved oil and gas reserves and future net cash flows. The Company emphasizes that reserve and related future net cash flow estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The Company has received reports from independent petroleum reservoir engineers for a portion of their reserves through January 2, 1992. The Company's staff geologist along with K&A Energy Consultants and Evan, Carey and Crozier Engineering, has updated these reserve estimates through December 1991. All estimates for December 1993, 1994 and 1995 have been updated by the Company's staff geologist without the assistance of independent petroleum engineers. The Company has prepared the following tables to comply with the applicable provisions of the Securities and Exchange Commission's disclosure regulations. Estimated net quantities of proved developed oil and gas reserves attributable to working interests for the years ended December 31, 1995, 1994 and 1993 are as follows (all reserves are located in the United States):

                                      Oil (Bbls)   Gas (Mcf)
                                      __________   _________
Proved developed reserves as
 of December 31, 1992                    432,798     829,847

New discoveries and extensions             7,250     152,500
Production                               (49,119)   (128,686)
Revision of previous estimates           (81,990)    799,375
Sale of Reserves                          (2,506)     (9,210)
                                       _________   _________
Proved developed reserves as
 of December 31, 1993                    306,433   1,643,826

New discoveries and extensions                 0      62,000
Production                               (14,250)    (59,346)
Revision of previous estimates            (1,700)    (31,000)
Sale of Reserves                               0           0
                                       _________   _________
Proved developed reserves as
 of December 31, 1994                    290,483   1,615,480

New discoveries and extensions            22,500           0
Production                               (11,920)    (63,342)
Revision of previous estimates            (6,000)   (120,000)
Sale of Reserves                               0           0
                                       _________   _________
Proved developed reserves as
 of December 31, 1995                    295,063   1,432,138
The above amounts represent proved developed reserves. The Company does not estimate proved undeveloped reserves, accordingly, the reserve amounts do not include undeveloped reserves.

The Company's estimates of the standardized measure of discounted future net cash flows are as follows:


                             1995         1994        1993
                             ____         ____        ____
Future cash inflows          n/a       $9,534,176  $9,936,886
Future production and
 development costs           n/a        4,333,716   4,441,096
                           _________    _________   _________
Future net cash flows                   5,200,460   6,495,790
10 percent annual discount
 for estimated timing of
 cash flows                  n/a        1,426,720   1,511,342
                           _________    _________   _________
Standardized measure of
 discounted future net
 cash flows                  n/a       $3,773,740  $3,984,448
                           =========    =========   =========

The price per barrel of oil as of March 31, 1994 was $13.50 and the price per Mcf of gas as of the same date ranged from $2.16 to $3.49. The price per barrel as of March 31, 1995 was $17.25 and the price per Mcf of gas as of the same date ranged from $2.00 to $2.79 per Mcf. The price per barrel as of March 31, 1996 was $20.50 and the price for gas as of the same date ranged from $2.00 to $3.50 per Mcf.

          Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                             1995          1994        1993
                             ____          ____        ____
Beginning of period       $3,647,961   $3,984,448  $3,815,908
Sales of oil and gas
 produced, net of
 production costs           (324,205)    (393,962)   (306,521)
Net changes in prices,
 production costs and
 reserve estimates          (482,000)    (116,125)    (97,809)

Sale of reserves                   0            0      (9,190)
Extensions, discoveries
 and improved recovery,
 less related costs          480,000      173,600     582,060
                           _________    _________   _________
     End of period        $3,321,756   $3,647,961  $3,984,448
                           =========    =========   =========

                            Schedule V
                      Property and Equipment

                  Balance at             Retirements  Balance
                   Beginning  Additions  Adjustments  at End
                   of Period   at Cost    and Sales   of Period
                   _________  _________   _________   _________
Year end 12/31/93
Proved oil and gas
 properties       $4,544,407 $  875,922  $1,590,015  $3,830,314
Unproved leasehold
 and minerals         85,007          0           0      85,007
                   _________  _________   _________   _________
                  $4,629,414 $  875,922  $1,590,015  $3,915,321
                   =========  =========   =========   =========
Year end 12/31/94
Proved oil and gas
 properties       $3,830,314 $   32,374  $  138,357  $3,724,331
Unproved leasehold
 and minerals         85,007         99           0      85,106
                   _________  _________   _________   _________
                  $3,915,321 $   32,473  $  138,357  $3,809,437
                   =========  =========   =========   =========
Year end 12/31/95
Proved oil and gas
 properties       $3,724,331 $   18,391  $ 850,821   $2,891,901
Unproved leasehold
 and minerals         85,106          0          0       85,106
                   _________  _________   _________   _________
                  $3,809,437 $   18,391  $ 850,821   $2,977,007
                   =========  =========   =========   =========


                           Schedule VI
      Accumulated Depreciation, Depletion, Amortization and
          Valuation Allowances of Property and Equipment

                  Balance at Charged to  Retirements  Balance
                   Beginning  Cost and   Adjustments  at End
                   Of Period  Expenses    and Sales   of Period
                   _________  _________   _________   _________
Proved oil and gas
 properties
Year end 12/31/93 $3,129,164 $   60,853  $  368,236  $2,821,781
                   =========  =========   =========   =========
Year end 12/31/94 $2,821,781 $   45,515  $  133,845  $2,733,451
                   =========  =========   =========   =========
Year end 12/31/95 $2,733,451 $   41,175  $  123,957  $2,650,669
                   =========  =========   =========   =========

                          Schedule VIII
                Valuation and Qualifying Accounts

                   Balance at            Collections   Balance
Allowance for      Beginning                and        at End
Doubtful Accounts  of Period  Additions  Write offs   of Period
_________________  _________  _________  __________   _________
Year end 12/31/93 $    8,698 $        0  $        0  $    8,698
Year end 12/31/94 $    8,698 $        0  $        0  $    8,698
Year end 12/31/95 $    8,698 $        0  $        0  $    8,698


                            Schedule X
            Supplementary Income Statement Information
                  Charges to Costs and Expenses

Item                           1995        1994        1993
____                           ____        ____        ____
Maintenance and repairs         n/a         n/a         n/a
Depreciation of Intangible
  Assets                      35,894      17,359      19,782

Property taxes                  n/a         n/a         n/a
Royalties                       n/a         n/a         n/a
Advertising                     n/a         n/a         n/a

   Only amounts which exceed 1% of total sales and revenues are required in this schedule.

       ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                        DISCLOSURE MATTERS

There are no disagreements with the independent accountants on accounting and financial disclosure matters.

                             PART III

  ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors and Officers
The positions held by each director and officer of the Company are shown in the following table:

                                    Positions and Offices
Name                          Age   With the Company
____                          ___   ________________
H. Terry Snowday, Jr.         61    Chairman of the Board and
                                    President, Chief Executive
                                    Officer and Director
Rosalie A. Newman             44    Chief Financial Officer and
                                    Treasurer
Leslie L. Guernsey            40    Secretary
Edgar R. Puthuff              61    Director
John G. Ross                  60    Director
Charles W. Taylor             57    Director
Edward A. Ward                62    Director

Officers may be removed, with or without cause, by a vote of a majority of all directors.

Directors are elected at the annual meeting of shareholders and serve a one year term. Vacancies and new positions which occur between annual stockholders' meetings are filled by remaining directors.

H. Terry Snowday, Jr., an original investor and director was Executive Vice President of the Company from 1979 until November, 1985. From January, 1986 to January, 1987, he was Vice President of Penteco Corporation of Tulsa, Oklahoma. He became President and Chief Executive Officer of General Energy Resources and Technology Corporation on January 20, 1987.

Rosalie A. Newman, Chief Financial Officer and Treasurer, has been an employee of the Company since June 15, 1981.

Leslie L. Guernsey, Secretary, has been an employee of the Company since April 5, 1976.

Edgar R. Puthuff, a director since 1987, is Chairman and President of Miller Puthuff Associates, Inc., Manufacturers
Representative in Troy, Michigan. He is also a Director of U.S.
Communications, Inc. and a private investor.

John G. Ross, a director since 1991, is a member of the New York Stock Exchange. For 15 years, he was a partner of DeCordova, Cooper & Company, a specialist firm which was acquired by Paine Webber Specialists, Inc. in September, 1989. In September, 1990, he retired as Sr. Vice President of Paine Webber Specialists, Inc. to manage personal business activities.

Charles W. Taylor, a director since 1987, is Chairman and Chief Financial Officer of Penteco Corporation in Tulsa, Oklahoma. In 1989, he became Chairman, President and Chief Executive Officer of Penteco Corporation. Since 1987, he has been Chairman of Lincoln Gas and Oil Marketing. Previously, he served for over 17 years as President and Chief Executive Officer of various commercial banks and as a Director of these banks.

Edward A. Ward II, a director since 1983, is the principal of Ned
Ward Realtors in New Vernon, New Jersey. He is a Director of the
National Association of Realtors and Past President of the New
Jersey Association of Realtors.

                ITEM 11. - EXECUTIVE COMPENSATION

Directors received no compensation for such positions in 1995.

Compensation for certain officers and related parties is determined by the Compensation Committee, which consists of Directors Edgar R. Puthuff, Edward A. Ward II and John G. Ross. A meeting of the committee in December, 1992 set the compensation for H. Terry Snowday and Charles Taylor as follows: President, H. Terry Snowday - an annual base salary of twenty thousand ($20,000) dollars plus a yearly bonus as recommended by the committee based on annual profits per the audited financial statements. Charles Taylor - to be paid his normal consulting rates for time worked on behalf of General Energy with a minimum of ten thousand ($10,000) dollars per year. Charles Taylor resigned as consultant on January 1, 1995.

Combined compensation expense of seventy four thousand nine hundred twenty three ($74,923) dollars for H. Terry Snowday and Charles Taylor has been accrued but not paid.

Directors and Officers of the Company have in the past and may in the future participate, directly or through partnerships, in the Company's drilling activities.

                                SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                                _____________________________

                    Annual Compensation                Awards         Payouts
                 _________________________      ___________________   _______
   (a)     (b)    (c)    (d)        (e)           (f)         (g)       (h)       (i)
Name and                       Other Annual    Restricted              LTIP     All Other
Principal        Salary Bonus  Compensation  Stock Award(s) Options/  Payouts Compensation
Position   Year   ($)    ($)        ($)           ($)       SARS (#)    ($)       ($)
________   ____  _____  _____     _______       _______     ________  _______   _______
CEO        1995 20,000
           1994 20,000
           1993 20,000

  Stock Option Plan
There is no current Stock Option Plan in effect.

Amounts owed to officers and directors for excess payments under a previously existing Stock Option Plan amount to $25,603 and are included in current liabilities.

In 1986, one of the former officers returned his option stock to the Company. These 15,000 shares were held in treasury by the Company and recorded at par value. The Company reissued all treasury stock in 1992.

  Stock Option Agreement
The Company entered into a Stock Option Agreement with Penteco Corporation (Penteco). Penteco had an option to purchase 1,000,000 shares at a price of $.31 per share and an option to purchase another 1,000,000 shares at a price of $.50 per share at various times. That option was renewed by the Board to extend through September, 1993. Penteco exercised part of their option for the 1,000,000 shares at $.31. Effective January 1993, Penteco's Stock Option Agreement was terminated as a result of the termination of the Company's Management Agreement with Penteco Corporation. The Company had an outstanding Stock Option Agreement with an employee to purchase 100,000 shares of General Energy stock for $.25 per share. This Agreement expired on January 5, 1993.

       ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

The following table provides information with respect to the shares of common stock of the Company beneficially owned by each beneficial owner of more than 5% of such shares, each director and officer of the Company, and all directors and officers as a group as of December 31, 1995.

                              Number of Shares  Percent of Common
      Name                    Of Common Stock   Stock Outstanding
      ____                    _______________   _________________
H. Terry Snowday, Jr.             366,596            4.58%
Robert M. Andrews                 548,765            6.86%
 12683 S. Marina Village Dr.
 Traverse City, MI 49684
Richard E. Calvert                449,935            5.62%
 P.O. Box 368
 Perrinton, MI 48871-0368
Leslie L. Guernsey                  6,700              (4)
Armond Hansen                     502,118            6.28%
 P.O. Box 6007
 Mesa, AZ 85216-6007
Rosalie A. Newman                  10,309              (4)
Edgar R. Puthuff                  941,998 (1)       11.78%
John G. Ross                       75,649 (2)          (4)
Charles W. Taylor               1,102,146 (3)       13.79%
Edward A. Ward II                  65,149              (4)

all directors and officers
as a group (7 in the group)     2,568,547           32.13%

(1) Includes 10,000 shares owned by Edgar Puthuff & William Miller Trust of the Miller Puthuff Associates, Inc. Employees Pension Profit Sharing Plan, 17,649 shares owned by Edgar R. Puthuff Trust Miller Puthuff Associates Employees Pension Plan, 575,015 shares owned by Miller Puthuff Associates Pension Plan Profit Sharing Plan Profit Sharing Plan Trust and 100,000 shares owned by Edgar Puthuff Tr of the Miller Puthuff Associates Employees Pension Profit Sharing Plan.

(2) Includes 35,649 shares held by Patricia E. Ross, his wife.

(3) Includes 1,102,146 shares held by Penteco Corporation.

(4) Less than 1%

The above list includes officers and directors who have a beneficial ownership in the securities of the Company. All officers and directors are voting FOR on all proposals. It is not known how the other 5% shareholders intend to vote their proxies.

                 ITEM 13. - CERTAIN RELATIONSHIPS
                     AND RELATED TRANSACTIONS

There are no family relationships between the officers and/or directors of the Company other than Edward A. Ward II is a brother-in-law of H. Terry Snowday.

Director Charles W. Taylor is President, Chairman of the Board and Chief Executive Officer of Penteco Corporation and Chairman of the Board of Lincoln Gas and Oil Marketing Corporation.

In 1987, the Company entered into a Management Agreement with Penteco Corporation to analyze the Company's financial position and provide management services to the Company. Mr. Charles Taylor, a director of the Company, owns 25% of the outstanding shares of Penteco and is a director and officer of that Company. Director's Snowday, Puthuff and Ward are minority investors in Penteco Corporation. Mr. Taylor abstained from voting for the Management Agreement considering his position with Penteco. Effective January 1993, the Management Agreement with Penteco Corporation was terminated and those responsible for management duties became salaried employees or advisors to the Company.

In July of 1990, Penteco Corporation agreed to accept 1,891,182 shares of General Energy Resources and Technology Corporation stock as payment for management fees for the period November, 1987 to May, 1990 totaling $94,559.10. The Company had a two year buy-back option and in September 1992, the Company repurchased the 1,891,182 shares of General Energy Corporation stock at $.06 per share. The Company then issued 886,040 shares at $.20 to replace the shares purchased and as payment for additional management fees accrued through August, 1992.

As of December 31, 1995, the Company has a liability to Penteco of $13,262 for management fees and out-of-pocket costs.

In 1991, the Company loaned $350,000 to American Barter. American Barter agreed to repay this loan, with interest at the Company's borrowing rate and to assign a 25% working interest in the Tulare Lakes Field. The Tulare Lakes Field was purchased from Chevron by Penteco and American Barter in 1991. The agreement between Chevron and Penteco and American Barter states that the note owed to Chevron will be repaid from production from the Tulare Lakes Field. If production does not cover debt payments, General Energy is not liable to Chevron or other third parties. The Company booked 25% of the purchase price as proved oil and gas properties, approximately $875,900. The Company also recorded 25% of the liabilities for Penteco and American Barter's purchase of the field along with 25% of American Barter's $350,000 debt to General Energy, borrowed for costs of revitalizing the field. During 1992, and 1993, additional debt has been recorded for Society Bank loans used to pay off the original $350,000 and for operating expenses and accrued interest. In 1993, the Company sold a 1% interest to a company shareholder for $10,000. The Company's 25% interest was to be paid from Penteco Corporation's working interest percentage, net of expenses. As of December 31, 1995, the total revenue from the field continued to be less than the total expenses with no expectation of improvement within the next twelve months. Management determined the asset and liability to be unrealistically presented on the financial statements and the outstanding debt balance of $908,410 which included accrued interest and the asset balance of $717,288, net of accumulated DD&A, were written off.

During 1991, the Company organized the sale of 306,410 shares of privately held General Energy stock. The Company did not purchase the stock, only brought together the buyers and sellers. The Company earned approximately $18,000 from this sale. These funds were applied to pay other obligations and settlements due the seller of the shares and costs related to the transaction.

During 1992, the Company repurchased a 5% interest in the Fons-
Jacob well from a Company director in exchange for 504,015 shares of restricted stock issued at $.20 per share.

During 1993, the Company sold 200,000 shares of restricted stock to Company shareholders at $.10 per share. One of these shareholders also loaned $11,000 to the Company through its subsidiary, which is expected to be repaid in 1996.

The Company sold several turnkey working interests to major shareholders and directors during 1995. Accounts receivable from these related parties totaled $50,094 at December 31, 1995 while related party accounts payable amounted to $7,476. No interest has been accrued on any of the above amounts.

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April, 1996.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H.TERRY SNOWDAY, JR.
                                _____________________________
                                H. Terry Snowday, Jr.
                                President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the date(s) indicated.

     Signature                  Title                  Date
     _________                  _____                  ____

H. TERRY SNOWDAY, JR.   President, Chairman of the   05/07/96
_____________________   Board, Chief Executive
H. Terry Snowday, Jr.   Officer and Director


ROSALIE A. NEWMAN       Chief Financial Officer and  05/07/96
_____________________   Treasurer
Rosalie A. Newman


EDGAR R. PUTHUFF        Director                     05/07/96
_____________________
Edgar R. Puthuff


JOHN G. ROSS            Director                     05/07/96
_____________________
John G. Ross


CHARLES W. TAYLOR       Director                     05/07/96
_____________________
Charles W. Taylor


EDWARD A. WARD          Director                     05/07/96
_____________________
Edward A. Ward