Form 10-Q
period 1996-03-31
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1996-05-15
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   March 31, 1996

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

                           616-946-1473
       (Registrant's telephone number, including area code)

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of March 31,
1996.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

                        Index to Form 10-Q


          PART I - Financial Information                 Page
Item 1    Balance Sheets. . . . . . . . . . . . . . . . . . .3
          Statements of Operations. . . . . . . . . . . . . .5
          Statement of Cash Flows . . . . . . . . . . . . . .6
          Notes to Financial Statements . . . . . . . . . . .7
Item 2    Management's Discussion and Analysis of Financial
            Conditions and Results of Operations. . . . . . .8

          PART II - Other Information
          Signatures. . . . . . . . . . . . . . . . . . . . .10

                  PART I - FINANCIAL INFORMATION

       General Energy Resources and Technology Corporation
                          Balance Sheets

Item 1
                              ASSETS
                                      March 31,     December 31,
                                         1996           1995
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS
 Cash                                $    9,571      $  136,108
 Accounts Receivable Trade, Less
   Allowance for Doubtful Accounts
   of $8,698                            690,110         583,526
 Prepaid Expenses                           250             437
                                      _________       _________
     Total Current Assets               699,931         720,071

PROPERTY AND EQUIPMENT, AT COST
 Proved Oil and Gas Properties,
   Successful Efforts Method of
   Accounting                         2,891,901       2,891,901
 Unproved Leasehold and Minerals         85,106          85,106
 Drilling Contracts in Progress          12,835          12,213
                                      _________       _________
     Total Property and Equipment     2,989,842       2,989,220

 Less Accumulated Depreciation,
   Depletion, and Amortization        2,653,851       2,650,669
                                      _________       _________
     Net Property and Equipment         335,991         338,551

OTHER ASSETS
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $1,036,972      $1,059,672
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current Installments of
   Long-Term Debt                    $    3,000      $    3,000
 Accounts Payable Trade                 823,604         746,954
 Joint Interest Prepayments              55,856         135,371
 Other Current Liabilities              111,000         111,000
 Stock Purchase Overpayments                  0          25,603
                                      _________       _________
     Total Current Liabilities          993,460       1,021,928

LONG-TERM DEBT                           57,774          55,429

STOCKHOLDERS' EQUITY
 Common Stock ($.10 Par Value,
   18,000,000 Shares Authorized,
   7,991,870 Shares Issued and
   Outstanding)                         799,187         799,187
 Additional Paid-in Capital           7,435,012       7,435,012
 Deficit                             (8,248,461)     (8,251,884)
                                      _________       _________
     Total Stockholders' Equity         (14,262)        (17,685)

                                     $1,036,972      $1,059,672
                                      =========       =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                     Statements of Operations
             Three Months Ended March 31, (Unaudited)

                                        1996             1995
                                        ____             ____
REVENUES
 Oil and Gas Sales
   Working Interest                  $   15,917      $   70,468
   Royalty Interest                      15,753          13,504
 Repromotional Income                         0             472
 Gain/Loss on Sale of Assets                  0          (8,883)
 Consulting Fees                            577          15,809
 Administrative Overhead                  4,200           4,200
 Write-off of Expired Credits            66,116               0
                                      _________       _________
     Total Revenues                     102,563          95,570

COSTS AND EXPENSES
 Lease and Operating Expenses            17,759          45,961
 Taxes Other Than on Income               1,986           2,945
 Dry Holes and Abandonments                  56             905
 Depreciation, Depletion and
   Amortization                           3,181          10,338
 General and Administrative              76,158          68,131
 Interest Expense                             0           1,115
                                      _________       _________
       Total Expenses                    99,140         129,395
                                      _________       _________
NET INCOME (LOSS)                    $    3,423      $  (33,825)
                                      =========       =========
NET INCOME (LOSS) PER WEIGHTED
 AVERAGE SHARE OF COMMON STOCK       $    .0004      $    (.004)
                                      _________       _________
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          7,991,870       7,991,870
                                      _________       _________

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                     Statement of Cash Flows
             Three Months Ended March 31, (Unaudited)

                                         1996            1995
                                         ____            ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                   $    3,423      $  (33,825)
 Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities
 Depreciation, Depletion and
   Amortization                           3,181          10,338
 Abandonments, Expired and
   Surrendered Leases                         0               0
 (Gain)Loss on Sale of Oil and
   Gas Properties                             0           8,883
 (Increase)Decrease in Current Assets:
   Trade Accounts Receivable           (106,584)         53,097
   Prepaid Expenses                         188             188
 Increase(Decrease) in Current Liabilities:
   Trade Accounts Payable                76,650         (69,441)
   Joint Interest Prepayments           (79,515)        114,953
   Expired Credits - Stock Purchase
     Overpayment                        (25,603)              0
                                      _________       _________
       NET CASH FROM OPERATING
         ACTIVITIES                    (128,260)         84,193

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Property and
   Equipment                               (622)         (1,117)
 Proceeds from Sale of Oil and Gas
   Property                                   0             693
                                      _________       _________
       NET CASH FROM INVESTING
         ACTIVITIES                        (622)           (424)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in Long-Term Debt               2,345         (11,922)
                                      _________       _________
       NET CASH FROM FINANCING
         ACTIVITIES                       2,345         (11,922)
                                      _________       _________
       NET INCREASE(DECREASE) IN
         CASH                          (126,537)         71,847

CASH AT BEGINNING OF PERIOD             136,108          55,923
                                      _________       _________
       CASH AT END OF PERIOD         $    9,571      $  127,770
                                      =========       =========

       General Energy Resources and Technology Corporation
                  Notes to Financial Statements

 NOTE 1
 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Property and Equipment
The Company utilizes the successful efforts method of accounting for its oil and gas exploration and development program. Under this method of accounting, costs of drilling and completing successful wells are capitalized, while costs of dry hole are charged to expense when incurred. Depletion and amortization of producing leasehold and mineral interests and related intangible development costs are provided by the unit-of-production method based on estimates of recoverable oil and gas reserves prepared by independent petroleum engineers. Lease and well equipment is depreciated over its estimated useful life (seven years) by the straight-line method.

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

 Interest Capitalization
Interest costs applicable to the drilling and equipment of in-progress and shut-in oil and gas wells are c apitalized until such time as the wells begin producing. There were no entries for interest capitalization during 1996 and 1995.

 Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding.

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following non    March 31,       Dec. 31,
cash transactions during the           1996            1995
periods ending March 31, 1996
and December 31, 1995                  -0-             -0-

 NOTE 3
 LONG-TERM DEBT
On June 1, 1990, the Company signed a $292,814 promissory note with Mosbacher Energy Company (MEC) for the amount owed MEC by General Energy Corporation for well operations as of May 7, 1990. The note is secured by the Company's interest in eleven producing properties operated by MEC and bears interest at 7 1/4 percent per annum. Additional terms of the agreement call for monthly payments of the lesser of $20,000 or the month's production to MEC. Based on current production estimates, management expects to reduce this loan by approximately $250 per month.

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations for the three months ended March 31, 1996 and 1995. All adjustments are of a normal recurring nature, except as follows:
                                     March 31,       Dec. 31,
                                       1996            1995
                                       ____            ____
   Tulare Lakes Write                                $299,164
   Write-offs of Expired Credits     $66,116

Interim financials should not necessarily be considered to be indicative of the results of operations for the entire year.

 NOTE 5
 CONTINGENCIES
The prices of the Company's natural gas production are subject to the regulations of the Federal Energy Regulatory Commission
(FERC). The Company believes it has substantially complied with regulations as issued.

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the quarter ended March
31, 1996 totaled $36,447. This represents a decrease of ($59,123) from the same quarter in 1995 and is largely the result of revenue from the Tulare Lake Field which was recorded as oil and gas income in 1995 but discontinued in 1996.

Total expenses decreased ($30,255) from $129,395 at March 31,
1995 to $99,140 at March 31, 1996. Again, this decrease is the result of operating expenses and DD&A for the Tulare Lake Field which were recorded in 1995 but discontinued in 1996.

Despite the reduction in earned revenue, the Company's net profit for the three months ended March 31, 1996, was $3,423 compared to a loss of ($33,825) for the three months ended March 31, 1995. A major factor contributing to the Company's first quarter profit was income derived from the write-off of expired credit balances totaling $66,116.

 Liquidity/Capital Resources
Net cash from operating activities decreased $212,453 to ($128,260) at March 31, 1996 compared to $84,193 at March 31,
1995.

On June 2, 1995, a lawsuit was filed in Kings County, California, against General Energy and its subsidiary, G.E.N.Y. Operations, Inc. By Kings County Development Limited and J.G. Boswell
Company.

As a result, and to protect the corporation against ongoing legal expenses, on March 25, 1996, the Company and its subsidiary filed petitions for relief under Chapter 11 of the Bankruptcy Code.

The Company anticipates a successful resolution within the context of Chapter 11 and anticipates that cash flows will be generated from two oil and gas project being completed in 1996, sufficient to pay current operating liabilities.

Management has developed contingency plans to obtain additional capital by the issuance of debt or sale of equities to the extent that these actions become necessary in the future.

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 1996.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)