Form 10-Q
period 1996-06-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1996-08-27
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1996

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of June 30,
1996.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION
                        Index to Form 10-Q




          PART I - Financial Information                 Page
Item 1    Balance Sheets. . . . . . . . . . . . . . . . . . .3
          Statements of Operations. . . . . . . . . . . . . .5
          Statement of Cash Flows . . . . . . . . . . . . . .7
          Notes to Financial Statements . . . . . . . . . . .9
Item 2    Management's Discussion and Analysis of Financial
            Conditions and Results of Operations. . . . . . .10

          PART II - Other Information
          Signatures. . . . . . . . . . . . . . . . . . . . .12

                  PART I - FINANCIAL INFORMATION

       General Energy Resources and Technology Corporation
                          Balance Sheets

Item 1
                              ASSETS
                                       June 30,     December 31,
                                         1996           1995
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS
 Cash                                $   22,862      $  136,108
 Accounts receivable trade, less
   Allowance for doubtful accounts
   of $8,698                            634,546         583,526
 Prepaid expenses                            62             437
                                      _________       _________
     Total current assets               657,470         720,071

PROPERTY AND EQUIPMENT, AT COST
 Proved oil and gas properties,
   Successful efforts method of
     accounting                       2,869,497       2,891,901
 Unproved leasehold and minerals         85,106          85,106
 Drilling contracts in progress          14,121          12,213
                                      _________       _________
     Total property and equipment     2,968,724       2,989,220

 Less accumulated depreciation,
   depletion, and amortization        2,641,481       2,650,669
                                      _________       _________
     Net property and equipment         327,243         338,551

OTHER ASSETS
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  985,763      $1,059,672
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current installments of
   Long-term debt                    $    3,000      $    3,000
 Accounts payable trade                 838,672         746,954
 Joint interest prepayments                   0         135,371
 Other current liabilities              111,000         111,000
 Stock purchase overpayments                  0          25,603
                                      _________       _________
     Total current liabilities          952,672       1,021,928

LONG-TERM DEBT                           57,774          55,429

STOCKHOLDERS' EQUITY
 Common stock ($.10 par value,
   18,000,000 shares authorized,
   7,991,870 shares issued and
   outstanding)                         799,187         799,187
 Additional paid-in capital           7,435,012       7,435,012
 Deficit                             <8,258,882>     <8,251,884>
                                      _________       _________
     Total stockholders' equity         <24,683>        <17,685>

                                     $  985,763      $1,059,672
                                      =========       =========

See Accompanying Notes to Financial Statements

                    GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION
                                 Statements of Operations
                                  Three Months Ended            Six Months Ended
                                       June 30                       June 30
                                  1996          1995           1996          1995
Revenues:
   Oil and gas sales:
        Working interest        $    19,536       110,508         35,453       180,976
        Royalty interest             15,936        14,560         31,689        28,064
   Repromotional income               2,349         5,569          2,349         6,041
   Gain/Loss on sale of assets       <4,352>            0         <4,352>       <8,883>
   Administrative overhead            6,200         4,200         10,400         8,400
   Consulting fees                        0        18,838            577        34,647
   Write off of expired
     credits                              0             0         66,116             0
   Miscellaneous income                   2             2              2             2
                                 __________    __________     __________    __________
        Total revenues               39,671       153,677        142,234       249,247

Costs and expenses:
   Lease and operating
     expenses                         4,830        81,156         22,589       127,117
   Taxes other than on income         2,248         2,627          4,234         5,572
   Dry holes and abandonments            28        <3,406>            84        <2,501>
   Depreciation, depletion and
     amortization                     3,709        12,749          6,890        23,087
   General and administrative        39,277        73,422        115,435       141,553
   Interest expense                       0         1,029              0         2,144
                                 __________    __________     __________    __________
        Total costs/expenses         50,092       167,577        149,232       296,972
                                 __________    __________     __________    __________
Net income <loss>               $   <10,421>      <13,900>        <6,998>      <47,725>
                                 ==========    ==========     ==========    ==========

Net income <loss> per weighted
  average share of common stock $     <.001>        <.002>        <.0009>        <.006>
                                 ==========    ==========     ==========    ==========
Weighted average number of
 shares outstanding               7,991,870     7,991,870      7,991,870     7,991,870
                                 ==========    ==========     ==========    ==========


See accompanying notes to financial statements.
        General Energy Resources and Technology Corporation
                     Statement of Cash Flows
              Six Months Ended June 30, (Unaudited)

                                     1996          1995
                                     ____          ____

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income <loss>               $   <6,998>   $  <47,725>
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities
 Depreciation, depletion and
  amortization                        6,890        23,087
 Abandonments, expired and
  surrendered leases                      0             0
 <Gain> loss on sale of oil and
  gas properties                      4,353         8,883
 <Increase> decrease in current
  assets:
  Trade accounts receivable         <51,020>       <8,332>
  Prepaid expenses                      375           313
 Increase <decrease> in current
  liabilities:
  Trade accounts payable             91,718       102,020
  Joint interest prepayments       <135,371>      <62,669>
  Expired credits - stock
    purchase overpayment            <25,603>            0
                                  _________     _________
     NET CASH FROM OPERATING
       ACTIVITIES                  <115,656>       15,577

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and
  equipment                          <1,908>       <2,288>
 Proceeds from sale of oil and gas
  property                            1,973           694
                                  _________     _________
     NET CASH FROM INVESTING
       ACTIVITIES                        65        <1,594>

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in long-term debt           2,345       <28,236>
                                  _________     _________
     NET CASH FROM FINANCING
       ACTIVITIES                     2,345       <28,236>
                                  _________     _________
     NET INCREASE <DECREASE>
       IN CASH                     <113,246>      <14,253>

CASH AT BEGINNING OF PERIOD         136,108        55,923
                                  _________     _________
     CASH AT END OF PERIOD       $   22,862    $   41,670
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

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following    June 30,      Dec. 31,
non cash transactions during the   1996          1995
periods ending June 30, 1996
and December 31, 1995              -0-           -0-

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the six months ended June 30, 1996 and 1995. All adjustments are of a normal recurring nature, except as follows:
                                 June 30,       Dec. 31,
                                    1996          1995
                                    ____          ____
   Tulare Lakes Write-offs                      $299,164
   Write-offs of Expired Credits  $66,116

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the six months ended June
30, 1996 totaled $76,118. This represents a decrease of
<$173,129> from the same period in 1995 and is largely the result of revenue from the Tulare Lakes Field which was recorded as oil and gas income in 1995 but discontinued in 1996.

Total expenses decreased ($147,740) from $296,972 at June 30,
1995 to $149,232 at June 30, 1996. Again, this decrease is the result of operating expenses and DD&A for the Tulare Lakes Field which were recorded in 1995 but discontinued in 1996.

Despite the reduction in earned revenue, the Company's net loss for the six months ended June 30, 1996, was <$6,998> compared to a loss of ($47,725) for the six months ended June 30, 1995.

 Liquidity/Capital Resources
Net cash from operating activities decreased <$131,233> to ($115,656) at June 30, 1996 compared to $15,577 at June 30, 1995.

On June 2, 1995, a lawsuit was filed in Kings County, California, against General Energy and its subsidiary, G.E.N.Y. Operations, Inc. By Kings County Development Limited and J.G. Boswell
Company.

As a result, and to protect the corporation against ongoing legal expenses, on March 25, 1996, the Company and its subsidiary filed petitions for relief under Chapter 11 of the Bankruptcy Code.

The Company anticipates that cash flows will be generated from an oil and gas project scheduled for completion in 1996, sufficient to pay current operating liabilities.

Management has developed contingency plans to obtain additional capital by the issuance of debt or sale of equities to the extent that these actions become necessary in the future.

  Subsequent Events
In July of 1996, the Chapter 11 Bankruptcy against General Energy Resources and Technology Corporation was dismissed. G.E.N.Y. Operations, Inc., a wholly owned subsidiary remained under the protection of the Chapter 11 Bankruptcy. In August of 1996, G.E.N.Y. Operations was sold to Penteco Corporation and venue for the Chapter 11 Bankruptcy was removed from Michigan to Oklahoma.

The lawsuit involving General Energy and Kings County
Development, Ltd., and J.G. Boswell is on going. However, General
Energy has never been a working interest owner in the Tulare
Lakes Project which is the subject of the litigation.

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 27th day of August, 1996.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)