Form 10-Q
period 1996-09-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1996-11-13
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   September 30, 1996

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of September
30, 1996.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION
                        Index to Form 10-Q




          PART I - Financial Information                 Page
Item 1    Balance Sheets. . . . . . . . . . . . . . . . . . .3
          Statements of Operations. . . . . . . . . . . . . .5
          Statement of Cash Flows . . . . . . . . . . . . . .7
          Notes to Financial Statements . . . . . . . . . . .8
Item 2    Management's Discussion and Analysis of Financial
            Conditions and Results of Operations. . . . . . .9

          PART II - Other Information
          Signatures. . . . . . . . . . . . . . . . . . . . .11

                  PART I - FINANCIAL INFORMATION

       General Energy Resources and Technology Corporation
                          Balance Sheets

Item 1
                              ASSETS
                                       Sept. 30,    December 31,
                                         1996           1995
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS
 Cash                                $   20,072      $  136,108
 Accounts receivable trade, less
   allowance for doubtful accounts
   of $8,698                            129,373         583,526
 Prepaid expenses                           687             437
                                      _________       _________
     Total current assets               150,132         720,071

PROPERTY AND EQUIPMENT, AT COST
 Proved oil and gas properties,
   successful efforts method of
   accounting                         2,858,136       2,891,901
 Unproved leasehold and minerals         85,106          85,106
 Drilling contracts in progress          19,791          12,213
                                      _________       _________
     Total property and equipment     2,963,033       2,989,220

 Less accumulated depreciation,
   depletion, and amortization        2,633,811       2,650,669
                                      _________       _________
     Net property and equipment         329,222         338,551

OTHER ASSETS
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  480,404      $1,059,672
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current installments of
   long-term debt                    $    3,000      $    3,000
 Accounts payable trade                 469,641         746,954
 Joint interest prepayments                   0         135,371
 Other current liabilities                    0         111,000
 Stock purchase overpayments                  0          25,603
                                      _________       _________
     Total current liabilities          472,641       1,021,928

LONG-TERM DEBT                           55,168          55,429

STOCKHOLDERS' EQUITY
 Common stock ($.10 par value,
   18,000,000 shares authorized,
   7,991,870 shares issued and
   outstanding)                         799,187         799,187
 Additional paid-in capital           7,435,012       7,435,012
 Deficit                             <8,281,604>     <8,251,884>
                                      _________       _________
     Total stockholders' equity         <47,405>        <17,685>

                                     $  480,404      $1,059,672
                                      =========       =========

See accompanying notes to financial statements.

                    GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION
                                 Statements of Operations
                                  Three Months Ended            Nine Months Ended
                                       Sept. 30                      Sept. 30
                                  1996          1995           1996          1995
Revenues:
   Oil and gas sales:
        Working interest        $    31,147        55,903         66,600       236,879
        Royalty interest             19,012        15,379         50,701        43,443
   Repromotional income                   0          <101>         2,349         5,940
   Gain/Loss on sale of assets       <7,476>            0        <11,828>       <8,883>
   Administrative overhead            4,200         6,950         14,600        15,350
   Consulting fees                        0        19,687            577        54,334
   Write-off of expired
     credits                              0             0         66,116             0
   Miscellaneous income                 100             0            102             2
                                 __________    __________     __________    __________
        Total revenues               46,983        97,818        189,217       347,065

Costs and expenses:
   Lease and operating
     expenses                        29,365        87,217         51,954       214,334
   Taxes other than on income         3,096         2,507          7,330         8,079
   Dry holes and abandonments            58            88            142        <2,413>
   Depreciation, depletion and
     amortization                     3,616        10,600         10,506        33,687
   General and administrative        31,396        60,684        146,831       202,237
   Interest expense                   2,174           915          2,174         3,059
                                 __________    __________     __________    __________
        Total costs/expenses         69,705       162,011        218,937       458,983
                                 __________    __________     __________    __________
Net income <loss>               $   <22,722>      <64,193>       <29,720>     <111,918>
                                 ==========    ==========     ==========    ==========

Net income <loss> per weighted
 average share of common stock  $     <.003>        <.008>         <.004>         <.01>
                                 ==========    ==========     ==========    ==========
Weighted average number of
 shares outstanding               7,991,870     7,991,870      7,991,870     7,991,870
                                 ==========    ==========     ==========    ==========


See accompanying notes to financial statements.
        General Energy Resources and Technology Corporation
                     Statement of Cash Flows
           Nine Months Ended September 30, (Unaudited)

                                     1996          1995
                                     ____          ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income <loss>               $  <29,720>   $ <111,918>
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities
 Depreciation, depletion and
  amortization                       10,506        33,687
 <Gain> loss on sale of oil and
  gas properties                      1,928         8,883
 <Increase> decrease in current
  assets:
 Trade accounts receivable          454,153      <112,663>
 Prepaid expenses                      <250>         <249>
 Increase <decrease> in current
  liabilities:
 Trade accounts payable            <277,313>      156,680
 Joint interest prepayments        <135,371>       58,851
 Expired credits - stock
  purchase overpayment              <25,603>            0
                                  _________     _________
     NET CASH FROM OPERATING
       ACTIVITIES                    <1,670>       33,271

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and
  equipment                          <7,578>       <2,288>
 Proceeds from sale of oil and gas
  property                            4,473           694
                                  _________     _________
     NET CASH FROM INVESTING
       ACTIVITIES                    <3,105>       <1,594>

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase <decrease> in long-term
  debt                             <111,261>      <35,411>
                                  _________     _________
     NET CASH FROM FINANCING
       ACTIVITIES                  <111,261>      <35,411>
                                  _________     _________
     NET INCREASE <DECREASE>
       IN CASH                     <116,036>       <3,734>

CASH AT BEGINNING OF PERIOD         136,108        55,923
                                  _________     _________
     CASH AT END OF PERIOD       $   20,072    $   52,189
                                  =========     =========
       General Energy Resources and Technology Corporation
                  Notes to Financial Statements

 NOTE 1
 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Property and Equipment
The Company utilizes the successful efforts method of accounting for its oil and gas exploration and development program. Under this method of accounting, costs of drilling and completing successful wells are capitalized, while costs of dry holes are charged to expense when incurred. Depletion and amortization of producing leasehold and mineral interests and related intangible development costs are provided by the unit-of-production method based on estimates of recoverable oil and gas reserves prepared by independent petroleum engineers. Lease and well equipment is depreciated over it's estimated useful life (seven years) by the straight-line method.

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

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following    Sept. 30,     Dec. 31,
non cash transactions during the   1996          1995
periods ending September 30,
1996 and December 31, 1995         -0-           -0-

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the nine months ended September 30, 1996 and 1995. All adjustments are of a normal recurring nature, except as follows:
                                 Sept. 30,      Dec. 31,
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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the nine months ended September 30, 1996 totaled $123,101. This represents a decrease of <$223,964> from the same period in 1995 and is largely the result of revenue from the Tulare Lakes Field which was recorded as oil and gas income in 1995 but discontinued in 1996.

Total expenses decreased ($240,046) from $458,983 at September 30, 1995 to $218,937 at September 30, 1996. Again, this decrease is the result of operating expenses and DD&A for the Tulare Lakes Field which were recorded in 1995 but discontinued in 1996.

Despite the reduction in earned revenue, the Company's net loss for the nine months ended September 30, 1996, was <$29,720> compared to a loss of ($111,918) for the nine months ended
September 30, 1995.

 Liquidity/Capital Resources
Net cash from operating activities decreased <$34,941> to
<$1,670> at September 30, 1996 compared to $33,271 at September
30, 1995.

On June 2, 1995, a lawsuit was filed in Kings County, California, against General Energy and its subsidiary, G.E.N.Y. Operations, Inc., by Kings County Development Limited and J.G. Boswell
Company.

As a result, and to protect the corporation against ongoing legal expenses, on March 25, 1996, the Company and it's subsidiary filed petitions for relief under Chapter 11 of the Bankruptcy
Code.

In July of 1996, the Chapter 11 Bankruptcy against General Energy Resources and Technology Corporation was dismissed. G.E.N.Y. Operations, Inc., a wholly owned subsidiary, remained under the protection of the Chapter 11 Bankruptcy. In August of 1996, G.E.N.Y. Operations was sold to Penteco Corporation and venue for the Chapter 11 Bankruptcy was removed from Michigan to Oklahoma.

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

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 1996.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)