Form 10-K405
period 1996-12-31
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1997-09-24
CIK 350387

FORM 10-K             (UNAUDITED)

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended    December 31, 1996
                         _________________

Commission File No.      0-10286
                         _______

       General Energy Resources and Technology Corporation
       ____________________________________________________
      (Exact name of registrant as specified in its charter)

          Michigan                                38-2266968
          ________                                __________
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

                       401 W. Front Street
                    Traverse City, Michigan 49684
                    _____________________________
             (Address of principal executive offices)

                          (616) 946-1473
                          ______________
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of each exchange on
                                             Which registered
___________________                     ________________________

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK
                           ____________
                         (Title of Class)

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of March 1,
1997 at $.10 per share, for an aggregate market value of $799,187.00.

The warrants previously issued, all expired on April 22, 1986.

As of March 1, 1997, there are 7,991,870 shares of Common Stock outstanding.

                   General Energy Resources and
                      Technology Corporation

                        Index to Form 10-K

          PART I                                       Page
          ______                                       ____

Item 1    History and Business of the Company. . . . . . . 4
          Description of Business of the Company . . . . . 5
Item 2    Properties . . . . . . . . . . . . . . . . . . . 7
Item 3    Legal Proceedings. . . . . . . . . . . . . . . . 9
Item 4    Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . .10

          PART II
          _______

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

          PART III
          ________

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

It is the Company's intention to continue to drill or participate in the drilling of exploratory and development wells in the state of Michigan, in an effort to develop its oil and gas reserves.

During 1996, the Company participated in and operated a Niagaran well in Grand Traverse County which was completed and tested and later plugged as noncommercial. The Company also made plans to extend the horizontal hole on a well in Otsego County in order to improve production.

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
                                          Acres
     Years of Expiration           Gross            Net
     ___________________           ____________________
           1996                    332.203     200.000
           1997                    160.000      40.000
           1998                      0.000       0.000
           1999                      0.000       0.000

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

  Drilling, Completion and Operations of Producing Wells
1. During 1996, the Company participated in 1 development prospect, which was not successful.
2. The rights and obligations of the Company, as operator, are governed by a Lease Development Agreement (or, in the case of a participation commencing with the acquisition of the lease, a Lease Acquisition and Development Agreement) and a Standard Operating Agreement which provides for the allocation of costs, including specified amounts to defray the Company's nonspecifically identifiable costs based upon the depth of the well and other scheduled factors.
3. During 1996, the Company's Exploration Department supervised the drilling and completion of its wells; which included downhole completion as well as selecting the surface handling facilities to measure and separate out water and gas from oil, providing the connections to the gas pipelines and the storage tanks for oil and installing meters to measure production.

  Marketing
Production from the Company's royalty and working interests is marketed by the operator of the well, generally to a major oil company or gas utility.

In the twelve month period ending December 31, 1996, the following purchasers accounted for more than 10 percent of the Company's oil and gas revenues:

     Shell Oil           36%       Total Petroleum     14%
     Mosbacher Energy    19%       Delta Oil Company   11%

Other purchasers of the Company's oil and gas production include
Michigan Consolidated Gas, Tenexco and Peninsular Oil and Gas.

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

As of January 1, 1997, there are four employees of the Company.

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

                       ITEM 2. - PROPERTIES

  Oil and Gas Reserves
The Company has not filed estimates of its oil and gas reserves with any Federal Agency other than the Securities and Exchange Commission. The reserve information set forth in this section has been compiled from estimates made by the independent engineering firm of K&A Energy Consultants, Inc., Tulsa, Oklahoma in a report dated January 1, 1992 (and updated January 1, 1996 internally) on an unescalated basis for the Companies most productive 16 wells and from the independent engineering firm of Evan, Carey and Crozier, Bakersfield, California in a report dated July 24, 1989 and revised August 1, 1993 by Basim Ziara, Petroleum Engineering Consultants for the companies production purchase and operations in California. The remaining reserve figures are from a report dated January 1, 1988 and revised January 1, 1997 internally based on 1988 through 1996 production history changes, if any, and the acquisition and sale of production properties. The Company removed all reserve estimates from the Tulare Lakes Field in California and added reserves for the St. Dover & House #1-33A well in Otsego County, Michigan.

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

  Oil and Gas Production
The Company's net oil and gas production, constituting its share of production from its working and royalty interests for the years ended December 31, 1995, 1994 and 1993 are set forth in the table below:
                              1996       1995      1994
                              ____       ____      ____
     Oil (Bbls)               2,666     11,920    16,634
     Gas (Mcf)               35,136     63,342    65,034

--All of the Interests and Reserves of the Company are located within Michigan, with the exception of three fields.

  Prices and Costs
The following tables set forth the average sales price per unit and average lifting cost with respect to the Company's production of oil and gas for the past three years.

                                    Average sales
                                    Price per unit
                              1996       1995      1994
                              ____       ____      ____
     Oil (Per Bbl)           21.04      16.73     14.40
     Gas (Per Mcf)            2.72       1.97      2.37

The price per barrel of oil as of March 31, 1997, is $19.15 and the price per mcf of gas as of the same date ranges from $2.92 to $5.12 per mcf.

                                 Average lifting cost
                                 (Oil & Gas Combined)
                              1996       1995      1994
                              ____       ____      ____
                              8.36      12.24      9.06

Lifting costs include monthly operating charges and operating expenses but, do not include severance or windfall profit taxes.

Average lifting cost per sales dollar was $.43

       Gross   Net Exploratory Wells     Net Development Wells
       _____   _____________________     _____________________
Year   Wells   Oil     Gas      Dry       Oil     Gas     Dry
____   _____   ___     ___      ___       ___     ___     ___
1992    10    .0400    ----   .3250     .08000   .0812    ----
1993     5     ----   .0400   .0200       ----    ----    ----
1994    10     ----   .0050   .0600       ----    ----    ----
1995     1    .1500    ----    ----       ----    ----    ----
1996     1     ----    ----   .0800       ----    ----    ----

From inception through January 1, 1997, the total gross wells (a well in which a working interest is owned) in which the Company has an interest is 23 and the total net productive wells (the fractional ownership working interests in gross wells equal to one) is 1.42.

As of January 1, 1997, the total gross developed acres (acres spaced or assignable to productive wells) is 7,720.

All working interests and acreage is located within the United
States of America.

The Company's total working interest reserves developed during 1996 are as follows:
                                               Total Reserves
     Wells Drilled                                Developed
______________________                     ______________________
Total  Successful  Dry    Disposal Well    Oil (Bbls)   Gas (Mcf)
_____  _________   ___    _____________    __________   _________
  1        0        1           0               0           0

                   ITEM 3. - LEGAL PROCEEDINGS

On June 2, 1995, a lawsuit was filed in Kings County, California, against General Energy and it's subsidiary, G.E.N.Y. Operations, Inc., by Kings County Development, Limited (KCDL) and J.G.
Boswell Company.

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

In January, 1997, the lawsuit involving General Energy and KCDL, and J.G. Boswell was dismissed upon entry of a judgement granting title of the unit side of the Tulare Lakes Field to KCDL/Boswell.

  ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant did not submit any matters for a vote of security holders during the fourth quarter of 1996 through the solicitation of proxies or otherwise.

                             PART II
        ITEM 5. - MARKET FOR THE REGISTRANTS COMMON STOCK
               AND RELATED SECURITY HOLDERS MATTERS

As of March 1, 1997, there are 7,991,870 shares of the Company's Common Stock outstanding. The Company has registered the Common Stock under Section 15(d) of the Securities and Exchange Act of 1934. All warrants to purchase common shares expired on April 22, 1986 and there are no longer any warrants outstanding.

The stock is principally traded on the over-the-counter market.
The high and low sales prices for the Company's Common Stock, for the following periods were:

               Common Stock                       Common Stock
   1996        Bid    Asked           1995        Bid    Asked
   ____        ____________           ____        ____________
December 31    1/16     1/4        December 31    1/16     1/4
September 30   1/16     1/4        September 30   1/16     1/4
June 30        1/16     1/4        June 30        1/16     1/4
March 31       1/16     1/4        March 31       1/16     1/4

The number of holders of record of the Common Stock as of March
1, 1997 totaled approximately 1,000. No dividends, either cash or stock, have been declared as of December 31, 1996, and there is no present intention on the part of the Company to declare dividends in the foreseeable future.

                             ITEM 6. - SELECTED FINANCIAL DATA
                                                 Years Ended December 31,
                             1996          1995          1994         1993         1992
                             ____          ____          ____         ____         ____
Revenues                 $ 258,079    $  753,294     $ 460,618    $ 556,550    $ 682,724
Net profit (loss) before
 extraordinary items    ($ 155,647)   $  191,588    ($ 146,250)  ($ 467,877)  ($ 232,198)
Net profit (loss) per
 share before
 extraordinary items    ($    .019)   $      .02    ($    .018)  ($    .059)  ($    .029)
Net profit (loss) from
 operations             ($ 155,647)   $  191,588    ($ 146,250)  ($ 467,877)  ($ 232,198)
Net profit (loss) per
 share                  ($    .019)   $      .02    ($    .018)  ($    .059)  ($    .029)
Total assets             $ 416,393    $1,059,672    $1,517,349   $1,310,805   $1,585,195)
Current portion of
 long-term debt          $   3,000    $    3,000     $  54,749    $ 147,200    $  36,000
Long-term debt           $  53,692    $   54,923     $ 951,750    $ 918,703    $ 941,359
Stockholders' equity    ($ 173,332)   ($   17,685)  ($ 209,273)  ($  63,023)   $ 384,854

        ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity/Capital Resources
Net cash from operating activities for the Company as of the three most recent year-ends is as follows:

                            1996     1995      1994
                            ____     ____      ____
    Cash Flows            (34,315) 333,180   (89,695)

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

The Company has been able to satisfy its long-term debt commitments. Trade accounts payable total $464,012 at December
31, 1996. A large portion of the accounts payable are for services provided by companies that have been very tolerant regarding timing of payment for these services.

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

Management believes cash flow from the sale of its currently producing oil and gas properties as well as projects being completed in 1997, should be sufficient to pay current operating liabilities and to amortize the current portion of the long-term debt.

Management has developed contingency plans to obtain additional capital by the issuance of debt or sale of equities to the extent that these actions become necessary in the future.

The price that the Company received for oil during 1996 ranged from $16.15 to $24.40. The posted price for crude oil is at $19.15 per barrel as of March 31, 1997. There is uncertainty as to the price of oil over the next twelve months.

While the sale of gas remains subject to NGPA regulated pricing policies, it is recognized that certain concessions must be made as to contractual pricing to insure that the Company's gas reserves remain a competitive alternative fuel.

  Results of Operations
  _____________________
Revenues                        1996        1995         1994
 Oil and gas sales
   Working interest         $   98,590  $  277,027   $  333,805
   Royalty interest             66,500      57,007       71,268
 Gain (loss) on sale of
   turnkey working interests
   and oil properties              801      29,456       31,970
 Repromotional income                0       5,739        1,743
 Consulting income                 578      59,198            0
 Administrative overhead        25,392      25,700       21,000
 Gain on write-off              66,116     299,164            0
 Other income                      102           3          832
                             _________   _________    _________
   Total Revenues              258,079     753,294      460,618
Net Earnings (loss)         $ (155,647) $  191,588   $ (146,250)
                             =========   =========    =========

The Company's total revenues decreased $495,215 from $753,294 at December 31, 1995 to $258,079 at December 31, 1996 and is largely the result of revenue from the Tulare Lakes Field which was recorded as oil and gas income in 1995 but, discontinued in 1996.

Total expenses decreased ($147,980) from $561,706 at December 31,
1995 to $413,726 at December 31, 1996. Again, this decrease was largely the result of operating expenses and depreciation, depletion and amortization for the Tulare Lakes Field which were recorded in 1995, but discontinued in 1996.

The cost incurred in oil and gas property acquisitions, exploration and development activities for the year ended
December 31, 1996 totaled $84,797 and capitalized costs related to oil and gas producing activities as of December 31, 1996 totaled $284,765 as compared to $29,117 and $338,551 respectively in 1995.

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

       General Energy Resources and Technology Corporation
                          and Subsidiary
Consolidated Balance Sheets, December 31, 1996 and 1995

                              ASSETS
                                          1996            1995
                                          ____            ____
CURRENT ASSETS
  Cash                                $    8,858      $  136,108
  Accounts Receivable Trade              129,918         592,224
  Less Allowance for Doubtful
    Accounts                              (8,698)         (8,698)
  Prepaid Expenses                           500             437
                                       _________       _________
      Total Current Assets               130,578         720,071

PROPERTY AND EQUIPMENT, AT COST
  Proved Oil and Gas Properties,
    Successful Efforts Method of
    Accounting                         2,726,399       2,891,901
  Unproved Leasehold and Minerals         85,106          85,106
  Drilling Contracts in Progress          10,070          12,213
                                       _________       _________
                                       2,821,575       2,989,220
  Less Accumulated Depreciation,
    Depletion, and Amortization        2,536,810       2,650,669
                                       _________       _________
      Net Property and Equipment         284,765         338,551

OTHER ASSETS
  Investments (net of unrealized
    loss of $288,950)                      1,050           1,050
                                       _________       _________
                                      $  416,393      $1,059,672
                                       =========       =========

               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Current Portion Long-Term Debt      $    3,000      $    3,000
  Account Payable Trade                  464,012         692,031
  Notes Payable                           21,500         111,000
  Joint Interest Prepayment                    0         135,371
  Salaries Payable                        53,692          54,923
  Stock Options Payable                        0          25,603
                                       _________       _________
      Total Current Liabilities          542,204       1,021,928

LONG-TERM DEBT                            47,521          55,429

STOCKHOLDERS' EQUITY
  Common Stock ($.10 Par Value,
    18,000,000 Shares Authorized,
    7,991,870 Shares Issued and
    Outstanding)                         799,187         799,187
  Additional Paid-in Capital           7,435,012       7,435,012
  Deficit                             (8,407,531)     (8,251,884)
                                       _________       _________
      Total Stockholders' Equity        (173,332)        (17,685)
                                       =========       =========
    Total Liabilities and
      Stockholders' Equity            $  416,393      $1,059,672
                                       =========       =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                          and Subsidiary
              Consolidated Statements of Operations
      For the Years Ending December 31, 1996, 1995 and 1994

                               1996         1995         1994
                               ____         ____         ____
REVENUES
 Oil and Gas Sales
   Working Interest         $   98,590  $  277,027   $  333,805
   Royalty Interest             66,500      57,007       71,268
 Gain(Loss) on Turnkey
   Working Interests and
   Oil Properties                  801      29,456       31,970
 Promotional Income                  0       5,739        1,743
 Consulting Income                 578      59,198            0
 Administrative Overhead        25,392      25,700       21,000
 Gain on write-off              66,116     299,164            0
 Other Income                      102           3          832
                             _________   _________    _________
       Total Revenues          258,079     753,294      460,618

COSTS AND EXPENSES
 Lease and Operating
   Expenses                     71,258     275,189      248,987
 Taxes Other Than Income        10,545      10,634       11,782
 Dry Holes and
   Abandonments                 81,093         929       24,312
 Depreciation, Depletion
   And Amortization             13,777      41,175       45,515
 General and
   Administrative              233,108     229,568      191,612
 Interest Expense, Net of
   Capitalized Interest          3,945       4,211       84,660
                             _________   _________    _________
       Total Costs and
         Expenses              413,726     561,706      606,868
                             _________   _________    _________
NET EARNINGS (LOSS)
 BEFORE TAXES                 (155,647)    191,588     (146,250)

CURRENT INCOME TAXES                 0           0            0
                             _________   _________    _________
NET EARNINGS (LOSS)         $ (155,647) $  191,588   $ (146,250)
                             =========   =========    =========
Per Share of Common Stock,
 Weighted Average Method
 Income Before
 Extraordinary Items        $    (.019)        .02   $    (.018)
                             =========   =========    =========
 Net Income                 $    (.019) $      .02   $    (.018)
                             =========   =========    =========
Weighted Average Number of
 Shares Outstanding          7,991,870   7,991,870    7,991,870
                             =========   =========    =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                          and Subsidiary
              Consolidated Statements of Cash Flows
      For the Years Ending December 31, 1996, 1995 and 1994

                                1996        1995         1994
                                ____        ____         ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)          $ (155,647) $  191,588   $ (146,250)
 Adjustments to Reconcile
   Net Earnings to Net
   Cash Provided by
   Operating Activities
 Depreciation, Depletion
   and Amortization             13,777      41,175       45,515
 Abandonments, Expired and
   Surrendered Leases           33,608       3,555       36,175
 (Gain)Loss on Sale of
   Oil and Gas Properties        1,928       8,883            0
 (Increase)Decrease in
   Current Assets:
   Trade Accounts
     Receivable                462,306    (210,702)    (228,875)
   Prepaid Expenses                (63)       (124)         125
 Increase(Decrease) in
   Current Liabilities:
   Trade Accounts Payable     (228,019)    257,094      163,615
   Salaries Payable             (1,231)     14,923       40,000
   Joint Interest
     Prepayments              (135,371)     26,788            0
    Expired Credits - Stock
     Purchase Overpayment      (25,603)
                             _________   _________    _________
   NET CASH FROM OPERATING
     ACTIVITIES                (34,315)    333,180      (89,695)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Property
   and Equipment                     0     (22,907)     (15,714)
 Proceeds from Sale of
   Property and Equipment        4,473         694            0
 Write-off of Oil & Gas
   Property                          0     717,288            0
                             _________   _________    _________
   NET CASH FROM INVESTING
     ACTIVITIES                  4,473     695,075      (15,714)

CASH FLOWS FROM FINANCING ACTIVITIES
 Acquisition of
   Short-Term Debt              21,500           0      100,000
 Reduction of Short-Term
   Debt                       (111,000)
 Acquisition of Long-
   Term Debt                         0           0       78,091
 Reduction of Long-Term
   Debt                         (7,908)    (39,660)     (57,495)
 Write-off of Long-Term
   debt                              0    (908,410)           0
                             _________   _________    _________
   NET CASH FROM FINANCING
     ACTIVITIES                (97,408)   (948,070)     120,596
                             _________   _________    _________
   NET INCREASE(DECREASE)
     IN CASH                  (127,250)     80,185       15,187

CASH AT BEGINNING OF PERIOD    136,108      55,923       40,736
                             _________   _________    _________
CASH AT END OF PERIOD       $    8,858  $  136,108   $   55,923
                             =========   =========    =========

          See Accompanying Notes to Financial Statements

                    General Energy Resources and Technology Corporation
                                      and Subsidiary
                      Consolidated Statements of Stockholders' Equity
                   For the Years Ending December 31, 1996, 1995 and 1994
                                        Additional    Retained                 Total
                               Common     Paid-in     Earnings     Treasury  Stockholder
                               Stock      Capital     (Deficit)     Stock      Equity
                              ________   _________   ___________   ________   ________
Balance at December 31, 1993 $ 799,187  $7,435,012  $(8,297,222)  $      0   $ (63,023)
 Net Earnings(Loss) for the
   Year                              0           0     (146,250)         0    (146,250)
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1994   799,187   7,435,012   (8,443,472)         0    (209,273)
 Net Earnings(Loss) for the
   Year                              0           0      191,588          0     191,588
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1995   799,187   7,435,012   (8,251,884)         0     (17,685)
 Net Earnings(Loss) for the
   Year                              0           0     (155,647)         0    (155,647)
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1996 $ 799,187  $7,435,012  $(8,407,531)  $      0   $(173,332)
                              ========   =========   ==========    =======    ========



Common Stock Outstanding December 31, 1995          7,991,870 Shares
Common Stock Issued during 1996                             0 Shares
Common Stock Outstanding December 31, 1996          7,991,870 Shares

                      See Accompanying Notes to Financial Statements
/TABLE

       General Energy Resources and Technology Corporation
                          and Subsidiary
            Consolidated Notes to Financial Statements
                 December 31, 1996, 1995 and 1994

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

No income taxes have been paid during 1996, 1995, or 1994.
Interest paid (net of amounts capitalized) amounted to $3,945 during 1996, $4,211 during 1995 and $84,660 for 1994.

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

The Company created a wholly owned subsidiary, G.E.N.Y. Operations, Inc. in 1993 to function as the operator for the Tulare Lakes Field in Kings County, California. As operator, al revenues and expenses are passed on to the working interest owners, and the subsidiary therefore, shows no profit or loss. At December 31, 1995, total assets and liabilities were $461,838 and $451,838 respectively. In August of 1996, G.E.N.Y. Operations, Inc., was sold to Penteco Corporation.

During 1996, sales to two major customers accounted for 36 and 19 percent of total revenues. During 1995, sales to two major customers accounted for 49, and 14 percent of total revenues.
During 1994, sales to two major customers accounted for 50 and 15 percent of total revenues.

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

  NOTE 4
  NOTES PAYABLE
Unsecured loan payable to a related party shareholder. At December 31, 1995, this represented a non interest bearing loan to G.E.N.Y. Operations in 1993 to cover Society Bank loan payments which were left unpaid by the prior operator of the Tulare Lakes Field. Also, G.E.N.Y. Operations signed a line of credit with Society Bank. It is personally guaranteed by several of the directors. Interest is being charged at two percent above the prime rate and the note was due May, 1996. In August of 1996, the Company sold it's subsidiary, G.E.N.Y. Operations to Penteco Corporation.

At December 31, 1996, this represents money loaned to the Company for ongoing legal expenses. Interest on the note is 10% per annum and the note is due on or before December 31, 1998.

                                       12/31/96     12/31/95
                                       _________    _________
    Note payable Calvert              $   21,500   $   11,000
    Note payable Society Bank                  0      100,000
                                       _________    _________
                                      $   21,500   $  111,000
                                       =========    =========
  NOTE 5
  LONG-TERM DEBT
Long-term debt consisted of:
                                       12/31/96     12/31/95
                                       _________    _________
    Note payable Mosbacher            $   50,521   $   58,429
                                       _________    _________
                                          50,521       58,429
    Less Current portion                  (3,000)      (3,000)
                                       _________    _________
                                      $   47,521       55,429
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



  NOTE 6
  NON CASH TRANSACTIONS
                              1996        1995        1994
                              ____        ____        ____
Tulare Lakes Write-off                   $299,164    $      0
Write-offs of Expired
  Credits                    $ 66,116

  NOTE 7
  RELATED PARTIES
The Company recorded approximately $18,000 and $28,000 in management fees during 1992 and 1991 respectively to Penteco. The management fees were for preparation of a business plan and ongoing management throughout the year in accordance with the management agreement dated March 13, 1987, between the Company and Penteco. As of December 31, 1996, the Company has a liability to Penteco of $13,262 for management fees and out-of-pocket costs. The Company and Penteco have mutual directors. As of January 1, 1993, the agreement expired.

As of January 1, 1993, Terry Snowday is to receive an annual salary of $20,000, and Charles Taylor is to receive an annual consulting fee of $10,000. At December 31, 1996, amounts accrued but not paid to Snowday and Taylor are $53,692 and $20,000 respectfully. As of January 1, 1995, Charles Taylor resigned as consultant to General Energy. As of March 8, 1996, Terry Snowday was placed on lay-off and is paid $10 per hour as needed.

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

The Company sold working interests to several major shareholders and directors during 1996. Accounts receivable from these related parties totaled $31,523 at December 31, 1996, while related party accounts payable amounted to $8,381. No interest has been accrued on any of the above amounts.

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

  NOTE 11
  SUBSEQUENT EVENTS
The Company continues to have a working capital deficit and declining cash flows from existing oil and gas operations. The Company anticipates that cash flows will be generated in 1996 from two projects being completed in 1997 in which the Company retains a working interest.

On June 2, 1995, a lawsuit was filed in Kings County, California, against General Energy and its subsidiary, G.E.N.Y. Operations, Inc. by Kings County Development Limited and J.G. Boswell
Company.

As a result, and to protect the corporation against ongoing legal expenses, on March 25, 1996, the Company and its subsidiary filed petitions for relief under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 in 1996 and transferred it's ownership in G.E.N.Y. Operations, Inc. to Penteco Corporation. The litigation involving the companies and Kings County Development, Ltd. and J.G. Boswell has been resolved.

  NOTE 12
  OIL AND GAS ACTIVITIES
The following is a summary of certain financial information
(including cost, both capitalized and expenses) with respect to the Company's oil and gas activities, all of which are located in the United States:

Costs Incurred in Oil and Gas Property
  Acquisition, Exploration and Development Activities

                                 Years Ended December 31,
                              1996        1995         1994
                              ____        ____         ____
Acquisition of unproved
 properties                $        0  $        0   $        0
                            =========   =========    =========
Exploration and development
 costs                     $   84,797  $   29,117   $   42,111
                            =========   =========    =========

Results of Operations for Producing Activities

Sales                      $  165,090  $  334,034   $  405,073

Production costs               81,802     285,823      260,271
Exploration costs              81,093         929       24,419
Depreciation, depletion and
 amortization                  13,777      41,175       45,515
                            _________   _________    _________
                              176,672     327,927      735,728
                            _________   _________    _________
Results of Operations from
 producing activities
 (excluding corporate over-
 head and interest costs)  $  (11,582) $    6,107   $ (330,205)
                            =========   =========    =========

  NOTE 13
  "SUPPLEMENTAL" OIL AND GAS RESERVES INFORMATION (UNAUDITED)
The following tables present the Company's estimate of its proved oil and gas reserves and future net cash flows. The Company emphasizes that reserve and related future net cash flow estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The Company has received reports from independent petroleum reservoir engineers for a portion of their reserves through January 2, 1992. The Company's staff geologist along with K&A Energy Consultants and Evan, Carey and Crozier Engineering, has updated these reserve estimates through December 1991. All estimates for December 1993, 1994 and 1995 have been updated by the Company's staff geologist without the assistance of independent petroleum engineers. The Company has prepared the following tables to comply with the applicable provisions of the Securities and Exchange Commission's disclosure regulations. Estimated net quantities of proved developed oil and gas reserves attributable to working interests for the years ended December 31, 1996, 1995 and 1994 are as follows (all reserves are located in the United States):

                                      Oil (Bbls)   Gas (Mcf)
                                      __________   _________

New discoveries and extensions                 0      62,000
Production                               (14,250)    (59,346)
Revision of previous estimates            (1,700)    (31,000)
Sale of Reserves                               0           0
                                       _________   _________
Proved developed reserves as
 of December 31, 1994                    290,483   1,615,480

New discoveries and extensions            22,500           0
Production                               (11,920)    (63,342)
Revision of previous estimates            (6,000)   (120,000)
Sale of Reserves                               0           0
                                       _________   _________
Proved developed reserves as
 of December 31, 1995                    295,063   1,432,138

New discoveries and extensions                 0           0
Production                                 2,666      35,136
Revision of previous estimates               -           -
Sale of Reserves                               0           0
                                       _________   _________
Proved developed reserves as
 of December 31, 1996                    287,817   1,397,002

The above amounts represent proved developed reserves. The
Company does not estimate proved undeveloped reserves, accordingly, the reserve amounts do not include undeveloped reserves.

The Company's estimates of the standardized measure of discounted future net cash flows are as follows:

                             1996         1995        1994
                             ____         ____        ____
Future cash inflows          n/a          n/a      $9,534,176
Future production and
 development costs           n/a          n/a       4,333,716
                           _________    _________   _________
Future net cash flows                               5,200,460
10 percent annual discount
 for estimated timing of
 cash flows                  n/a          n/a       1,426,720
                           _________    _________   _________
Standardized measure of
 discounted future net
 cash flows                  n/a          n/a      $3,773,740
                           =========    =========   =========

The price per barrel of oil as of March 31, 1995 was $17.25 and the price per Mcf of gas as of the same date ranged from $2.00 to $2.79. The price per barrel as of March 31, 1996 was $20.50 and the price per Mcf of gas as of the same date ranged from $2.00 to $3.50 per Mcf. The price per barrel as of March 31, 1997 was $19.15 and the price for gas as of the same date ranged from $2.92 to $5.12 per Mcf.

          Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                             1996          1995        1994
                             ____          ____        ____
Beginning of period       $3,321,756   $3,647,961  $3,984,448
Sales of oil and gas
 produced, net of
 production costs           (165,090)    (324,205)   (393,962)
Net changes in prices,
 production costs and
 reserve estimates          (220,000)    (482,000)   (116,125)

Sale of reserves                   0            0           0
Extensions, discoveries
 and improved recovery,
 less related costs                0      480,000     173,600
                           _________    _________   _________
     End of period        $2,936,666   $3,321,756  $3,647,961
                           =========    =========   =========

                            Schedule V
                      Property and Equipment

                  Balance at             Retirements  Balance
                   Beginning  Additions  Adjustments  at End
                   of Period   at Cost    and Sales   of Period
                   _________  _________   _________   _________
Year end 12/31/94
Proved oil and gas
 properties       $3,830,314 $   32,374  $  138,357  $3,724,331
Unproved leasehold
 and minerals         85,007         99           0      85,106
                   _________  _________   _________   _________
                  $3,915,321 $   32,473  $  138,357  $3,809,437
                   =========  =========   =========   =========
Year end 12/31/95
Proved oil and gas
 properties       $3,724,331 $   18,391  $  850,821  $2,891,901
Unproved leasehold
 and minerals         85,106          0          0       85,106
                   _________  _________   _________   _________
                  $3,809,437 $   18,391  $  850,821  $2,977,007
                   =========  =========   =========   =========
Year end 12/31/96
Proved oil and gas
 properties       $2,891,901 $        0  $  165,502  $2,726,399
Unproved leasehold
 and minerals         85,106          0           0      85,106
                   _________  _________   _________   _________
                  $2,977,007 $        0  $  165,502  $2,811,505
                   =========  =========   =========   =========


                           Schedule VI
      Accumulated Depreciation, Depletion, Amortization and
          Valuation Allowances of Property and Equipment

                  Balance at Charged to  Retirements  Balance
                   Beginning  Cost and   Adjustments  at End
                   Of Period  Expenses    and Sales   of Period
                   _________  _________   _________   _________
Proved oil and gas
 properties
Year end 12/31/94 $2,821,781 $   45,515  $  133,845  $2,733,451
                   =========  =========   =========   =========
Year end 12/31/95 $2,733,451 $   41,175  $  123,957  $2,650,669
                   =========  =========   =========   =========
Year end 12/31/96 $2,650,669 $   13,777  $ 127,636   $2,536,810
                   =========  =========   =========   =========

                          Schedule VIII
                Valuation and Qualifying Accounts

                   Balance at            Collections   Balance
Allowance for      Beginning                and        at End
Doubtful Accounts  of Period  Additions  Write offs   of Period
_________________  _________  _________  __________  __________
Year end 12/31/94 $    8,698 $        0  $        0  $    8,698
Year end 12/31/95 $    8,698 $        0  $        0  $    8,698
Year end 12/31/96 $    8,698 $        0  $        0  $    8,698


                            Schedule X
            Supplementary Income Statement Information
                  Charges to Costs and Expenses

Item                           1996        1995        1994
____                           ____        ____        ____
Maintenance and repairs         n/a         n/a         n/a
Depreciation of Intangible
  Assets                      10,073      35,894      17,359

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

                             PART III

  ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors and Officers
The positions held by each director and officer of the Company are shown in the following table:

                                    Positions and Offices
Name                          Age   With the Company
____                          ___   ________________
H. Terry Snowday, Jr.         62    Chairman of the Board and
                                    President, Chief Executive
                                    Officer and Director
Rosalie A. Newman             45    Chief Financial Officer and
                                    Treasurer
Leslie L. Guernsey            41    Secretary
Edgar R. Puthuff              62    Director
John G. Ross                  61    Director
Charles W. Taylor             58    Director
Edward A. Ward                63    Director

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

Compensation for certain officers and related parties is determined by the Compensation Committee, which consists of Directors Edgar R. Puthuff, Edward A. Ward II and John G. Ross. A meeting of the committee in December, 1992 set the compensation for H. Terry Snowday and Charles Taylor as follows: President, H. Terry Snowday - an annual base salary of twenty thousand ($20,000) dollars plus a yearly bonus as recommended by the committee based on annual profits per the audited financial statements. Charles Taylor - to be paid his normal consulting rates for time worked on behalf of General Energy with a minimum of ten thousand ($10,000) dollars per year. Charles Taylor resigned as consultant on January 1, 1995. Terry Snowday was placed on lay-off on March 8, 1996 and is paid $10.00 per hour as needed.

Combined compensation expense of seventy three thousand six hundred ninety two ($73,692) dollars for H. Terry Snowday and Charles Taylor has been accrued but not paid.

Directors and Officers of the Company have in the past and may in the future participate, directly or through partnerships, in the Company's drilling activities.

                                SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                                _____________________________

                    Annual Compensation                Awards         Payouts
                 _________________________      ___________________   _______
   (a)     (b)    (c)    (d)        (e)           (f)         (g)       (h)       (i)
Name and                       Other Annual    Restricted              LTIP     All Other
Principal        Salary Bonus  Compensation  Stock Award(s) Options/  Payouts Compensation
Position   Year   ($)    ($)        ($)           ($)       SARS (#)    ($)       ($)
________   ____  _____  _____     _______       _______     ________  _______   _______
CEO        1996  8,976
           1995 20,000
           1994 20,000

  Stock Option Plan
There is no current Stock Option Plan in effect.


  Stock Option Agreement
There are no outstanding stock option agreements.

       ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

The following table provides information with respect to the shares of common stock of the Company beneficially owned by each beneficial owner of more than 5% of such shares, each director and officer of the Company, and all directors and officers as a group as of December 31, 1996.

                              Number of Shares  Percent of Common
      Name                    Of Common Stock   Stock Outstanding
      ____                    _______________   _________________
H. Terry Snowday, Jr.             190,335            2.38%
Robert M. Andrews                 548,765            6.87%
 12683 S. Marina Village Dr.
 Traverse City, MI 49684
Richard E. Calvert                457,873            5.73%
 P.O. Box 368
 Perrinton, MI 48871-0368
Leslie L. Guernsey                  6,700              (4)
Armond Hansen                     502,118            6.28%
 P.O. Box 6007
 Mesa, AZ 85216-6007
Rosalie A. Newman                  10,309              (4)
Edgar R. Puthuff                  941,998 (1)       11.79%
John G. Ross                       75,649 (2)          (4)
Charles W. Taylor               1,102,146 (3)       13.79%
Edward A. Ward II                  65,149              (4)

all directors and officers
as a group (7 in the group)     2,392,286           29.93%

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

As of December 31, 1996, the Company has a liability to Penteco of $13,262 for management fees and out-of-pocket costs.

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

The Company sold several turnkey working interests to major shareholders and directors during 1996. Accounts receivable from these related parties totaled $31,523 at December 31, 1996 while related party accounts payable amounted to $8,381. No interest has been accrued on any of the above amounts.

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September, 1997.

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

     Signature                  Title                  Date
     _________                  _____                  ____

H. TERRY SNOWDAY, JR.   President, Chairman of the   09/24/97
_____________________   Board, Chief Executive
H. Terry Snowday, Jr.   Officer and Director


ROSALIE A. NEWMAN       Chief Financial Officer and  09/24/97
_____________________   Treasurer
Rosalie A. Newman


EDGAR R. PUTHUFF        Director                     09/24/97
_____________________
Edgar R. Puthuff


JOHN G. ROSS            Director                     09/24/97
_____________________
John G. Ross


CHARLES W. TAYLOR       Director                     09/24/97
_____________________
Charles W. Taylor


EDWARD A. WARD          Director                     09/24/97
_____________________
Edward A. Ward