Form 10-Q
period 1997-03-31
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1997-10-22
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   March 31, 1997

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of March 31,
1997.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

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

Item 1
                              ASSETS
                                       March 31,    December 31,
                                         1997           1996
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS
 Cash                                $    6,261      $    8,858
 Accounts Receivable Trade, Less
   Allowance for Doubtful Accounts
   of $8,698                            110,624         121,220
 Prepaid Expenses                         1,872             500
                                      _________       _________
     Total Current Assets               118,757         130,578

PROPERTY AND EQUIPMENT, AT COST
 Proved Oil and Gas Properties,
   Successful Efforts Method of
   Accounting                         2,726,399       2,726,399
 Unproved Leasehold and Minerals         85,106          85,106
 Drilling Contracts in Progress          10,070          10,070
                                      _________       _________
     Total Property and Equipment     2,821,575       2,821,575

 Less Accumulated Depreciation,
   Depletion, and Amortization        2,539,814       2,536,810
                                      _________       _________
     Net Property and Equipment         281,761         284,765

OTHER ASSETS
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  401,568      $  416,393
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current Installments of
   Long-Term Debt                    $    3,000      $    3,000
 Accounts Payable Trade                 461,360         464,012
 Notes Payable                           36,500          21,500
 Salaries Payable                        53,692          53,692
                                      _________       _________
     Total Current Liabilities          554,552         542,204

LONG-TERM DEBT                           45,795          47,521

STOCKHOLDERS' EQUITY
 Common Stock ($.10 Par Value,
   18,000,000 Shares Authorized,
   7,991,870 Shares Issued and
   Outstanding)                         799,187         799,187
 Additional Paid-in Capital           7,435,012       7,435,012
 Deficit                             (8,432,978)     (8,407,531)
                                      _________       _________
     Total Stockholders' Equity        (198,779)       (173,332)

                                     $  401,568      $  416,393
                                      =========       =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                     Statements of Operations
             Three Months Ended March 31, (Unaudited)

                                         1997            1996
                                         ____            ____

REVENUES
 Oil and Gas Sales
   Working Interest                  $   25,825      $   15,917
   Royalty Interest                      18,598          15,753
 Consulting Fees                              0             577
 Administrative Overhead                  4,200           4,200
 Write-off of Expired Credits                 0          66,116
                                      _________       _________
     Total Revenues                      48,623         102,563

COSTS AND EXPENSES
 Lease and Operating Expenses            18,944          17,759
 Taxes Other Than on Income               2,810           1,986
 Dry Holes and Abandonments                (182)             56
 Depreciation, Depletion and
   Amortization                           3,004           3,181
 General and Administrative              48,637          76,158
 Interest Expense                           857               0
                                      _________       _________
     Total Expenses                      74,070          99,140
                                      _________       _________
NET INCOME (LOSS)                    $  (25,447)     $    3,423
                                      =========       =========
NET INCOME (LOSS) PER WEIGHTED
 AVERAGE SHARE OF COMMON STOCK       $    (.003)     $    .0004
                                      _________       _________
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          7,991,870       7,991,870
                                      _________       _________

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                     Statement of Cash Flows
             Three Months Ended March 31, (Unaudited)

                                         1997            1996
                                         ____            ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                   $ (25,447)      $    3,423
 Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities
 Depreciation, Depletion and
   Amortization                           3,004           3,181
 Abandonments, Expired and
   Surrendered Leases                         0               0
 (Gain)Loss on Sale of Oil and
   Gas Properties                             0               0
 (Increase)Decrease in Current Assets:
   Trade Accounts Receivable             10,596        (106,584)
   Prepaid Expenses                      (1,372)            188
 Increase(Decrease) in Current Liabilities:
   Trade Accounts Payable                (2,652)         76,650
   Notes Payable                         15,000               0
   Joint Interest Prepayments                 0         (79,515)
   Expired Credits - Stock Purchase
     Overpayment                              0         (25,603)
                                      _________       _________
       NET CASH FROM OPERATING
         ACTIVITIES                        (871)       (128,260)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Property and
   Equipment                                  0            (622)
                                      _________       _________
       NET CASH FROM INVESTING
         ACTIVITIES                           0            (622)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase(Decrease) in Long-Term Debt    (1,726)          2,345
                                      _________       _________
       NET CASH FROM FINANCING
         ACTIVITIES                      (1,726)          2,345
                                      _________       _________
       NET INCREASE(DECREASE) IN
         CASH                            (2,597)       (126,537)

CASH AT BEGINNING OF PERIOD               8,858         136,108
                                      _________       _________
       CASH AT END OF PERIOD         $    6,261      $    9,571
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

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following non    March 31,       Dec. 31,
cash transactions during the           1997            1996
periods ending March 31, 1997
and December 31, 1996                  -0-             -0-

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996. All adjustments are of a normal recurring nature, except as follows:
                                     March 31,       Dec. 31,
                                       1997            1996
                                       ____            ____
   Write-offs of Expired Credits     $      0         66,116

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the quarter ended March
31, 1997 totaled $48,623. This represents a decrease of ($53,940) from the same quarter in 1996 and is largely the result of income in the first quarter of 1996 from the write-off of expired credits in the amount of $66,116.

Total expenses decreased ($25,070) from $99,140 at March 31, 1996 to $74,070 at March 31, 1997.

The Company's net profit for the three months ended March 31, 1997 decreased $28,870 from $3,423 at March 31, 1996 to ($25,447)
at March 31, 1997.

 Liquidity/Capital Resources
Net cash from operating activities increased $127,389 to ($871) at March 31, 1997 compared to ($128,260) at March 31, 1996.

Management feels that cash flows will be sufficient to pay current operating liabilities and to amortize the remaining current portion of it's long-term debt.

Management has developed contingency plans to obtain additional capital by the issuance of debt or sale of equities to the extent that these actions become necessary in the future.

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 22nd day of October, 1997.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)