Form 10-Q
period 1997-06-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1997-11-18
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes ( )   No (X).

              Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $.10 - 7,991,870 shares, as of June 30,
1997.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

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

Item 1
                              ASSETS
                                      June 30,      December 31,
                                        1997            1996
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS:
 Cash                                $    7,212      $    8,858
 Accounts Receivable Trade, Less
   Allowance for Doubtful Accounts
   of $8,698                            101,264         121,220
 Prepaid Expenses                         1,179             500
                                      _________       _________
     Total Current Assets               109,655         130,578

PROPERTY AND EQUIPMENT, AT COST:
 Proved Oil and Gas Properties,
   Successful Efforts Method of
   Accounting                         2,523,934       2,726,399
 Unproved Leasehold and Minerals              0          85,106
 Drilling Contracts in Progress          11,685          10,070
                                      _________       _________
     Total Property and Equipment     2,535,619       2,821,575

 Less Accumulated Depreciation,
   Depletion, and Amortization        2,357,576       2,536,810
                                      _________       _________
     Net Property and Equipment         178,043         284,765

OTHER ASSETS:
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  288,748      $  416,393
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current Installments of
   Long-Term Debt                    $    3,000      $    3,000
 Accounts Payable Trade                 457,934         464,012
 Notes Payable                                0          21,500
 Salaries Payable                        53,692          53,692
                                      _________       _________
     Total Current Liabilities          514,626         542,204

LONG-TERM DEBT                           40,011          47,521

STOCKHOLDERS' EQUITY:
 Common Stock ($.10 Par Value,
   18,000,000 Shares Authorized,
   7,991,870 Shares Issued and
   Outstanding)                         799,187         799,187
 Additional Paid-in Capital           7,435,012       7,435,012
 Deficit                             (8,500,088)     (8,407,531)
                                      _________       _________
     Total Stockholders' Equity        (265,889)       (173,332)

                                     $  288,748      $  416,393
                                      =========       =========

          See Accompanying Notes to Financial Statements

                    General Energy Resources and Technology Corporation
                                 Statements of Operations
                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                 1997          1996          1997      1996
REVENUES:
    Oil and Gas Sales:
      Working Interest            $   24,581   $   19,536    $   50,406    $   35,453
      Royalty Interest                   806       15,936        19,404        31,689
    Repromotional Income                   0        2,349             0         2,349
    Gain/Loss on Sale of Assets      (32,146)      (4,352)      (32,146)       (4,352)
    Administrative Overhead            4,200        6,200         8,400        10,400
    Consulting Fees                        0            0             0           577
    Write-off of Expired Credits           0            0             0        66,116
    Miscellaneous Income                   0            2             0             2
                                                              _________     _________     _________       _________
                                  Total Revenues                 (2,559)       39,671        46,064        142,234

COSTS AND EXPENSES:
    Lease and Operating Expenses      13,513        4,830        32,457        22,589
    Taxes Other Than on Income         1,668        2,248         4,478         4,234
    Dry Holes and Abandonments            24           28          (158)           84
    Depreciation, Depletion and
      Amortization                     3,174        3,709         6,178         6,890
    General and Administrative        43,845       39,277        92,482       115,435
    Interest Expense                   2,327            0         3,184             0
                                                              _________     _________     _________      _________
                                  Total Costs/Expenses           64,551        50,092       138,621        149,232
                                                              _________     _________     _________      _________
NET INCOME (LOSS)                 $  (67,110)  $  (10,421)   $  (92,557)   $   (6,998)
                                                              =========     =========     =========      =========
NET INCOME (LOSS) PER WEIGHTED
    AVERAGE SHARE OF COMMON STOCK $    (.008)  $    (.001)         (.01)       (.0009)
                                                              =========     =========     =========      =========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING          7,991,870    7,991,870     7,991,870     7,991,870
                                                              =========     =========     =========      =========

                      See Accompanying Notes to Financial Statements
/TABLE

       General Energy Resources and Technology Corporation
                     Statement of Cash Flows
              Six Months Ended June 30, (Unaudited)

                                         1997           1996
                                         ____           ____
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                   $ (92,557)     $   (6,998)
 Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities:
 Depreciation, Depletion and
   Amortization                          6,178           6,890
 Abandonments, Expired and
   Surrendered Leases                       14               0
 (Gain)Loss on Sale of Oil and
   Gas Properties                        32,146          4,353
 (Increase)Decrease in Current Assets:
   Trade Accounts Receivable             19,956        (51,020)
   Prepaid Expenses                        (679)           375
 Increase(Decrease) in Current Liabilities:
   Trade Accounts Payable                (6,078)        91,718
   Notes Payable                        (21,500)             0
   Joint Interest Prepayments                 0       (135,371)
   Expired Credits - Stock Purchase
     Overpayment                              0        (25,603)
                                      _________      _________
       NET CASH FROM OPERATING
         ACTIVITIES                     (62,520)      (115,656)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Property and
   Equipment                             (1,616)        (1,908)
 Proceeds From Sale of Oil and Gas
   Property                              70,000          1,973
                                      _________      _________
       NET CASH FROM INVESTING
         ACTIVITIES                      68,384             65
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(Decrease) in
   Long-Term Debt                        (7,510)         2,345
                                      _________      _________
       NET CASH FROM FINANCING
         ACTIVITIES                      (7,510)         2,345
                                      _________      _________
       NET INCREASE(DECREASE) IN
         CASH                            (1,646)      (113,246)
CASH AT BEGINNING OF PERIOD               8,858        136,108
                                      _________      _________
       CASH AT END OF PERIOD         $    7,212     $   22,862
                                      =========      =========

       General Energy Resources and Technology Corporation
                  Notes to Financial Statements

 NOTE 1
 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Property and Equipment
The Company utilizes the successful efforts method of accounting for it's oil and gas exploration and development program. Under this method of accounting, costs of drilling and completing successful wells are capitalized, while costs of dry holes are charged to expense when incurred. Depletion and amortization of producing leasehold and mineral interests and related intangible development costs are provided by the unit-of-production method based on estimates of recoverable oil and gas reserves prepared by independent petroleum engineers. Lease and well equipment is depreciated over its estimated useful life (seven years) by the straight-line method.

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

 Interest Capitalization
Interest costs applicable to the drilling and equipment of in-progress and shut-in oil and gas wells are capitalized until such time as the wells begin producing. There were no entries for interest capitalization during 1997 and 1996.

 Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding.

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following non     June 30,      Dec. 31,
cash transactions during the           1997           1996
periods ending June 30, 1997
and December 31, 1996                  -0-            -0-

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the six months ended June 30, 1997 and 1996. All adjustments are of a normal recurring nature, except as follows:
                                      June 30,      Dec. 31,
                                       1997            1996
                                       ____            ____
   Loss on Sale of Assets             $ 32,146
   Write-offs of Expired Credits                     $ 66,116

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the six months ended June 30, 1997 totaled $46,064. This represents a decrease of ($96,170) from the same period in 1996 and is largely the result of a loss in the six months ended June 30, 1997 in the amount of ($32,146) from the sale of the Company's mineral interest and income in the six months ended June 30, 1996 from the write-off of expired credits in the amount of $66,116.

Total expenses decreased ($10,611) from $149,232 at June 30, 1996 to $138,621 at June 30, 1997.

The Company's net profit for the six months ended June 30, 1997 decreased ($85,559) from $6,998 at June 30, 1996 to ($92,557) at
June 30, 1997.

 Liquidity/Capital Resources
Net cash from operating activities increased $53,136 to ($62,520) at June 30, 1997 compared to ($115,656) at June 30, 1996.

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

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 18th day of November, 1997.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)