Form 10-Q
period 1997-09-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1997-12-04
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   September 30, 1997

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of September
30, 1997.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION
                        Index to Form 10-Q




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

Item 1
                              ASSETS
                                       Sept. 30,    December 31,
                                         1997           1996
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS:
 Cash                                $   15,184      $    8,858
 Accounts receivable trade, less
   allowance for doubtful accounts
   of $8,698                            113,523         121,220
 Prepaid expenses                           625             500
                                      _________       _________
     Total current assets               129,332         130,578

PROPERTY AND EQUIPMENT, AT COST:
 Proved oil and gas properties,
   successful efforts method of
   accounting                         2,523,934       2,726,399
 Unproved leasehold and minerals              0          85,106
 Drilling contracts in progress          10,070          10,070
                                      _________       _________
     Total property and equipment     2,534,004       2,821,575

 Less accumulated depreciation,
   depletion, and amortization        2,360,358       2,536,810
                                      _________       _________
     Net property and equipment         173,646         284,765

OTHER ASSETS:
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  304,028      $  416,393
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current installments of
   long-term debt                    $    3,000      $    3,000
 Accounts payable trade                 485,748         464,012
 Notes payable                           16,500          21,500
 Salaries payable                        53,692          53,692
                                      _________       _________
     Total current liabilities          558,940         542,204

LONG-TERM DEBT                           44,249          47,521

STOCKHOLDERS' EQUITY:
 Common stock ($.10 par value,
   18,000,000 shares authorized,
   7,991,870 shares issued and
   outstanding)                         799,187         799,187
 Additional paid-in capital           7,435,012       7,435,012
 Deficit                             <8,533,360>     <8,407,531>
                                      _________       _________
     Total stockholders' equity        <299,161>       <173,332>

                                     $  304,028      $  416,393
                                      =========       =========

See accompanying notes to financial statements.

                    GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION
                                 Statements of Operations
                                  Three Months Ended            Nine Months Ended
                                       Sept. 30                      Sept. 30
                                  1997          1996           1997          1996
Revenues:
   Oil and gas sales:
        Working interest        $    18,847        31,147         69,253        66,600
        Royalty interest                306        19,012         19,710        50,701
   Repromotional income                   0             0              0         2,349
   Gain/Loss on sale of assets            0        <7,476>       <32,146>      <11,828>
   Administrative overhead            4,200         4,200         12,600        14,600
   Consulting fees                        0             0              0           577
   Write-off of expired credits          0              0              0        66,116
   Miscellaneous income                 250           100            250           102
                                 __________    __________     __________    __________
        Total revenues               23,603        46,983         69,667       189,217

Costs and expenses:
   Lease and operating expenses     19,038         29,365         51,495        51,954
   Taxes other than on income         1,230         3,096          5,708         7,330
   Dry holes and abandonments             0            58           <158>          142
   Depreciation, depletion and
     amortization                     2,781         3,616          8,959        10,506
   General and administrative        33,826        31,396        126,308       146,831
   Interest expense                       0         2,174          3,184         2,174
                                 __________    __________     __________    __________
        Total costs/expenses         56,875        69,705        195,496       218,937
                                 __________    __________     __________    __________
Net income <loss>               $   <33,272>      <22,722>      <125,829>      <29,720>
                                 ==========    ==========     ==========    ==========
Net income <loss> per weighted
 average share of common stock  $     <.004>        <.003>         <.016>        <.004>
                                 ==========    ==========     ==========    ==========
Weighted average number of
 shares outstanding               7,991,870     7,991,870      7,991,870     7,991,870
                                 ==========    ==========     ==========    ==========


See accompanying notes to financial statements.
        General Energy Resources and Technology Corporation
                     Statement of Cash Flows
           Nine Months Ended September 30, (Unaudited)

                                     1997          1996
                                     ____          ____
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income <loss>               $ <125,829>   $  <29,720>
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
 Depreciation, depletion and
  amortization                        8,959        10,506
 Abandonments, expired and
  surrendered leases                     14             0
 <Gain> loss on sale of oil and
  gas properties                     32,146         1,928
 <Increase> decrease in current
  assets:
 Trade accounts receivable            7,697       454,153
 Prepaid expenses                      <125>         <250>
 Increase <decrease> in current
  liabilities:
 Trade accounts payable              21,736      <277,313>
 Notes payable                       <5,000>            0
 Joint interest prepayments               0      <135,371>
 Expired credits - stock
  purchase overpayment                    0       <25,603>
                                  _________     _________
     NET CASH FROM OPERATING
       ACTIVITIES                   <60,402>       <1,670>
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and
  equipment                               0        <7,578>
 Proceeds from sale of oil and gas
  property                           70,000         4,473
                                  _________     _________
     NET CASH FROM INVESTING
       ACTIVITIES                    70,000        <3,105>
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase <decrease> in long-term
  debt                               <3,272>     <111,261>
                                  _________     _________
     NET CASH FROM FINANCING
       ACTIVITIES                    <3,272>     <111,261>
                                  _________     _________
     NET INCREASE <DECREASE>
       IN CASH                       <6,326>     <116,036>
CASH AT BEGINNING OF PERIOD           8,858       136,108
                                  _________     _________
     CASH AT END OF PERIOD       $   15,184    $   20,072
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

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following    Sept. 30,     Dec. 31,
non cash transactions during the   1997          1996
periods ending September 30,
1997 and December 31, 1996         -0-           -0-

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations for the nine months ended September 30, 1997 and 1996. All adjustments are of a normal recurring nature, except as follows:
                                 Sept. 30,      Dec. 31,
                                    1997          1996
                                    ____          ____
   Loss on Sale of Assets         $32,146
   Write-offs of Expired Credits                $66,116

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the nine months ended September 30, 1997 totaled $69,667. This represents a decrease of
<$119,550> from the same period in 1996 and is largely the result of a loss in the nine months ended September 30, 1997 in the amount of <$32,146> from the sale of the Company's mineral interest and income in the nine months ended September 30, 1996 from the write-off of expired credits in the amount of $66,116.

Total expenses decreased <$23,441> from $218,937 at September 30,
1996 to $195,496 at September 30, 1997.

The Company's net profit for the nine months ended September 30, 1997 decreased <$96,109> from <$29,720> at September 30, 1996 to
<$125,829> at September 30, 1997.

 Liquidity/Capital Resources
Net cash from operating activities decreased <$58,732> to
<$60,402> at September 30, 1997 compared to <$1,670> at September
30, 1996.

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

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of December, 1997.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)