Form 10-K405
period 1997-12-31
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1998-04-15
CIK 350387

FORM 10-K             (UNAUDITED)

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended    December 31, 1997
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

Common Stock, Par Value $.10 - 7,991,870 shares, as of March 1,
1998 at $.10 per share, for an aggregate market value of $799,187.00.

The warrants previously issued, all expired on April 22, 1986.

As of March 1, 1998, there are 7,991,870 shares of Common Stock outstanding.

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

Item 9    Disagreements on Accounting and Financial
            Disclosure Matters . . . . . . . . . . . . . .32

          PART III
          ________

Item 10   Directors and Executive Officers of the
            Registrant . . . . . . . . . . . . . . . . . .32
Item 11   Executive Compensation . . . . . . . . . . . . .33
Item 12   Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . .35
Item 13   Certain Relationships and Related Transactions .36

Signatures . . . . . . . . . . . . . . . . . . . . . . . .38

                              PART I
          ITEM 1. - HISTORY AND BUSINESS OF THE COMPANY

The Company was incorporated in Michigan in 1979 and commenced business in 1980. Originally, the Company was formed as a passive investor in oil and gas drilling ventures with Reef Petroleum Corporation (RPC) which was the operator of the wells drilled. However, in September of 1983, RPC filed a Chapter 11 Petition in the Bankruptcy Court of the Western District of Michigan and since then has liquidated all of it's assets in a final bankruptcy action. In 1986, the Company's involvement with RPC was terminated.

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

In an exchange of shares in 1987, the Company purchased from Penteco a 12 percent interest in the general partners portion of the 1985-A Limited Partnership (Penteco East Central Pipeline) and from Penteco a 10 percent interest in Lincoln Gas and Oil Marketing Corporation for a total price of $290,000. Penteco East Central Pipeline is a gas gathering and transmission system located in the area of Southern Kansas and Northern Oklahoma. In 1991, Penteco East Central Pipeline was sold to Consolidated Capital of North America. Penteco received, and is holding for the benefit of the partnership, 450,000 shares of $1.00 preferred stock of Consolidated Capital. In addition, Penteco acquired for the partnership, a 10 percent working interest after debt service in the Tulare Lakes Field from Chevron. Lincoln Gas and Oil Marketing Corporation is located in Boston, Massachusetts and is involved in the development and supply of gas to co-generation facilities. In a restructuring of Lincoln Gas and Oil Marketing, Penteco provided an opportunity for General Energy to increase it's holdings to 20 percent of Lincoln Gas and Oil Marketing and also to receive a 10 percent interest in Eastern Pacific Energy Corporation located in Los Angeles, California. During 1989 and 1992, the Company determined the value of these investments have suffered permanent declines of $185,000 and $103,950 respectively. Consequently, these investments are now carried at a value of $1,050.

It is the Company's intention to continue to drill or participate in the drilling of exploratory and development wells in the state of Michigan, in an effort to develop it's oil and gas reserves.

During 1997, the Company jointly participated in a Niagaran horizontal drain hole in Otsego County. The well was a commercial success and the well facility should be completed for production start-up in early 1998.

              DESCRIPTION OF BUSINESS OF THE COMPANY

  Identification of Prospects and Prospect Acquisition
The Company will, as in the past, selectively maintain it's lease inventory on the basis of its own information, the interpretation of the Company's seismic, geological and geophysical information and such additional information as may be acquired. The Company also is actively seeking and participating in exploration projects with other companies by purchasing working interest on a selective basis.

The following table provides information as to the expiration of the Company's leases (assuming extension by payment of delay rentals to the extent possible); and is intended to supply information required pursuant to industry Guide 2 Paragraph 5. All of the following leases are located in the state of Michigan.
                                          Acres
     Years of Expiration           Gross            Net
     ___________________           ____________________
           1997                    160.000      40.000
           1998                      0.000       0.000
           1999                      0.000       0.000
           2000                      0.000       0.000

  Geology - Seismic Testing
The Company prefers, where possible, to act on the basis of geophysical as well as geological information. A seismic survey of the areas covered by it's inventory of leases is undertaken and evaluated. The Company's Geology Department seeks to utilize both seismic and geological data (primarily the results from nearby drilling) to locate geological traps which may contain hydrocarbons.

  Drilling, Completion and Operations of Producing Wells
1. During 1997, the Company participated in 1 development prospect, which was successful.
2. The rights and obligations of the Company, as operator, are governed by a Lease Development Agreement (or, in the case of a participation commencing with the acquisition of the lease, a Lease Acquisition and Development Agreement) and a Standard Operating Agreement which provides for the allocation of costs, including specified amounts to defray the Company's nonspecifically identifiable costs based upon the depth of the well and other scheduled factors.
3. During 1997, the Company's Exploration Department supervised the drilling and completion of it's wells; which included downhole completion as well as selecting the surface handling facilities to measure and separate out water and gas from oil, providing the connections to the gas pipelines and the storage tanks for oil and installing meters to measure production.

  Marketing
Production from the Company's royalty and working interests is marketed by the operator of the well, generally to a major oil company or gas utility.

In the twelve month period ending December 31, 1997, the following purchasers accounted for more than 10 percent of the Company's oil and gas revenues:

     Shell Oil            16%      Total Petroleum     16%
     Mosbacher Energy     23%      Delta Oil Company   21%
     Lindenmuth & Assoc.  12%

Other purchasers of the Company's oil and gas production include
Michigan Consolidated Gas and Tenexco.

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

As of January 1, 1998, there are four employees of the Company.

  Competition
The Company competes with major oil companies, independent operators and others in acquiring drilling prospects, in contracting for oil and gas field services and equipment, in selling oil and gas production and in securing trained personnel.

The Company is not a significant factor in the oil and gas business even within the limited geographic area in which it's operations are conducted.

                       ITEM 2. - PROPERTIES

  Oil and Gas Reserves
The Company has not filed estimates of it's oil and gas reserves with any Federal Agency other than the Securities and Exchange Commission. The reserve information set forth in this section has been compiled from estimates made by the independent engineering firm of K&A Energy Consultants, Inc., Tulsa, Oklahoma in a report dated January 1, 1992 (and updated January 1, 1997 internally) on an unescalated basis for the Company's most productive 16 wells and from the independent engineering firm of Evan, Carey and Crozier, Bakersfield, California in a report dated July 24, 1989 and revised August 1, 1993 by Basim Ziara, Petroleum Engineering Consultants for the company's production purchase and operations in California. The remaining reserve figures are from a report dated January 1, 1988 and revised January 1, 1997 internally based on 1988 through 1997 production history changes, if any, and the acquisition and sale of production properties. The Company removed all reserve estimates from the Tulare Lakes Field in California and added reserves for the St. Dover & House #1-33A HD1 well in Otsego County, Michigan.

Reserve Category -       Net to the Appraised Interest
Interest             Oil      Gas      Future Net Present Worth
                    Cond.    (Mcf)     Cash Flow  Discounted at
                    (Bbls)                          10 Percent
_________________________________________________________________
Proved Developed
 Producing Totals   n/a       n/a       n/a           n/a

  Oil and Gas Production
The Company's net oil and gas production, constituting it's share of production from it's working and royalty interests for the years ended December 31, 1997, 1996 and 1995 are set forth in the table below:
                              1997       1996      1995
                              ____       ____      ____
     Oil (Bbls)               1,435      2,666    11,920
     Gas (Mcf)               22,828     35,136    63,342

--All of the Interests and Reserves of the Company are located within Michigan, with the exception of three fields.

  Prices and Costs
The following tables set forth the average sales price per unit and average lifting cost with respect to the Company's production of oil and gas for the past three years.

                                    Average sales
                                    price per unit
                              1997       1996      1995
                              ____       ____      ____
     Oil (Per Bbl)           19.92      21.04     16.93
     Gas (Per Mcf)            3.03       2.72      1.97

The price per barrel of oil as of March 31, 1998, is $11.75 and the price per mcf of gas as of the same date ranges from $1.67 to $5.19 per mcf.

                                 Average lifting cost
                                 (Oil & Gas Combined)
                              1997       1996      1995
                              ____       ____      ____
                             12.96       8.36     12.24

Lifting costs include monthly operating charges and operating expenses but, do not include severance or windfall profit taxes.

Average lifting cost per sales dollar was $.63

       Gross   Net Exploratory Wells     Net Development Wells
       _____   _____________________     _____________________
Year   Wells   Oil     Gas      Dry       Oil     Gas     Dry
____   _____   ___     ___      ___       ___     ___     ___
1993     5     ----   .0400   .0200       ----    ----    ----
1994    10     ----   .0050   .0600       ----    ----    ----
1995     1    .1500    ----    ----       ----    ----    ----
1996     1     ----    ----   .0800       ----    ----    ----
1997     1     ----    ----    ----      .075     ----    ----

From inception through January 1, 1998, the total gross wells (a well in which a working interest is owned) in which the Company has an interest is 18 and the total net productive wells (the fractional ownership working interests in gross wells equal to one) is 1.11.

As of January 1, 1998, the total gross developed acres (acres spaced or assignable to productive wells) is 7,720.

All working interests and acreage is located within the United
States of America.

The Company's total working interest reserves developed during 1997 are as follows:
                                               Total Reserves
     Wells Drilled                                Developed
______________________                     ______________________
Total  Successful  Dry    Disposal Well    Oil (Bbls)   Gas (Mcf)
_____  _________   ___    _____________    __________   _________
 0         1        0           0            37,500         0

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

  ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant did not submit any matters for a vote of security holders during the fourth quarter of 1997 through the solicitation of proxies or otherwise.

                             PART II
        ITEM 5. - MARKET FOR THE REGISTRANTS COMMON STOCK
               AND RELATED SECURITY HOLDERS MATTERS

As of March 1, 1998, there are 7,991,870 shares of the Company's Common Stock outstanding. The Company has registered the Common Stock under Section 15(d) of the Securities and Exchange Act of 1934. All warrants to purchase common shares expired on April 22, 1986 and there are no longer any warrants outstanding.

The stock is principally traded on the over-the-counter market.
The high and low sales prices for the Company's Common Stock, for the following periods were:

               Common Stock                       Common Stock
   1997        Bid    Asked           1996        Bid    Asked
   ____        ____________           ____        ____________
December 31    1/16     1/4        December 31    1/16     1/4
September 30   1/16     1/4        September 30   1/16     1/4
June 30        1/16     1/4        June 30        1/16     1/4
March 31       1/16     1/4        March 31       1/16     1/4

The number of holders of record of the Common Stock as of March
1, 1998 totaled approximately 1,000. No dividends, either cash or stock, have been declared as of December 31, 1997, and there is no present intention on the part of the Company to declare dividends in the foreseeable future.

                             ITEM 6. - SELECTED FINANCIAL DATA
                                                 Years Ended December 31,
                             1997          1996          1995         1994         1993
                             ____          ____          ____         ____         ____
Revenues                 $ 109,150     $ 258,079     $ 753,294    $ 460,618    $ 556,550
Net profit (loss) before
 extraordinary items    ($ 166,619)    $ 155,647    ($ 191,588)  ($ 146,250)  ($ 467,877)
Net profit (loss) per
 share before
 extraordinary items    ($     .02)   ($    .019)    $     .02    $    .018   ($    .059)
Net profit (loss) from
 operations             ($ 166,619)   ($ 155,647)    $ 191,588   ($ 146,250)  ($ 467,877)
Net profit (loss) per
 share                  ($     .02)   ($    .019)    $     .02)  ($    .018)  ($    .059)
Total assets             $ 198,658     $ 416,393    $1,059,672   $1,517,349   $1,310,805)
Current portion of
 long-term debt          $   2,500     $   3,000     $   3,000    $  54,749    $ 147,200
Long-term debt           $  45,521     $  47,521     $  55,429    $ 951,750    $ 918,703
Stockholders' equity    ($ 339,951)   ($ 173,332)   ($  17,685)  ($ 209,273)  ($  63,023)

        ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity/Capital Resources
Net cash from operating activities for the Company as of the three most recent year-ends is as follows:

                            1997           1996          1995
                            ____     ____      ____
    Cash Flows            (96,703)      (34,315)       333,180

The Company has generated cash flow from operations, bank borrowings and the funds derived from it's initial public offering in 1981, which yielded $3.7 million. Private sales from stock and the exercise of options have provided additional working capital.

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

The Company has been able to satisfy it's long-term debt commitments. Trade accounts payable total $420,396 at December 31, 1997. A large portion of the accounts payable are for services provided by companies that have been very tolerant regarding timing of payment for these services.

The monthly operating cost for direct obligations for rent of the Company's office space will be $800.00. Management is aware that it has limited capital resources available with which to continue a lease acquisition/exploration program. Evaluation of various investment alternatives will continue to be made on a case-by-case and/or well-by-well basis, and commitments will be made as funds permit.

Management believes cash flow from the sale of it's currently producing oil and gas properties as well as projects being completed in 1998, should be sufficient to pay current operating liabilities and to amortize the current portion of the long-term debt.

Management has developed contingency plans to obtain additional capital by the issuance of debt or sale of equities to the extent that these actions become necessary in the future.

The price that the Company received for oil during 1997 ranged from $16.50 to $24.50. The posted price for crude oil is at $11.75 per barrel as of March 31, 1998. There is uncertainty as to the price of oil over the next twelve months.

While the sale of gas remains subject to NGPA regulated pricing policies, it is recognized that certain concessions must be made as to contractual pricing to insure that the Company's gas reserves remain a competitive alternative fuel.

  Results of Operations
  _____________________
Revenues                        1997        1996         1995
 Oil and gas sales
   Working interest         $   88,463  $   98,590   $  277,027
   Royalty interest             20,019      66,500       57,007
 Gain (loss) on sale of
   turnkey working interests
   and oil properties          (32,146)        801       29,456
 Repromotional income           (5,236)          0        5,739

 Oilfield revenue
   distribution                  6,000           0            0
 Consulting income                   0         578       59,198
 Administrative overhead        31,800      25,392       25,700
 Gain on write-off                   0      66,116      299,164
 Other income                      250         102            3
                             _________   _________    _________
   Total Revenues              109,150     258,079      753,294
Net Earnings (loss)         $ (166,619) $ (155,647)  $  191,588
                             =========   =========    =========

The Company's total revenues decreased $148,929 from $258,079 at December 31, 1996 to $109,150 at December 31, 1997 and is largely the result of declining production and the Company's sale of it's mineral interests in April, 1997.

Total expenses decreased ($137,957) from $413,726 at December 31,
1996 to $275,769 at December 31, 1997. This was largely the result of a decrease general and administrative, dry hole and abandonment expense.

The cost incurred in oil and gas property acquisitions, exploration and development activities for the year ended
December 31, 1997 totaled $12,771 and capitalized costs related to oil and gas producing activities as of December 31, 1997 totaled $150,471 as compared to $84,797 and $284,765 respectively in 1996.

                  ITEM 8. - FINANCIAL STATEMENTS

                  Index to Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . .   . . 15
Consolidated Statements of Operations. . . . . . . . . . 17
Consolidated Statements of Cash Flows. . . . . . . . . . 19
Consolidated Statements of Stockholders' Equity. . . . . 21
Notes to Consolidated Financial Statements . . . . . . . 22
Supplemental Schedules . . . . . . . . . . . . . . . . . 30

       General Energy Resources and Technology Corporation
                          and Subsidiary
Consolidated Balance Sheets, December 31, 1997 and 1996

                              ASSETS
                                          1997            1996
                                          ____            ____
CURRENT ASSETS
  Cash                                $      294      $    8,858
  Accounts Receivable Trade               56,425         129,918
  Less Allowance for Doubtful
    Accounts                             (11,223)         (8,698)
  Prepaid Expenses                         1,641             500
                                       _________       _________
      Total Current Assets                47,137         130,578

PROPERTY AND EQUIPMENT, AT COST
  Proved Oil and Gas Properties,
    Successful Efforts Method of
    Accounting                         2,510,896       2,726,399
  Unproved Leasehold and Minerals              0          85,106
  Drilling Contracts in Progress               0          10,070
                                       _________       _________
                                       2,510,896       2,821,575
  Less Accumulated Depreciation,
    Depletion, and Amortization        2,360,425       2,536,810
                                       _________       _________
      Net Property and Equipment         150,471         284,765

OTHER ASSETS
  Investments (net of unrealized
    loss of $288,950)                      1,050           1,050
                                       _________       _________
                                      $  198,658      $  416,393
                                       =========       =========

               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Current Portion Long-Term Debt      $    2,500      $    3,000
  Account Payable Trade                  420,396         464,012
  Notes Payable                           16,500          21,500
  Salaries Payable                        53,692          53,692
                                       _________       _________
      Total Current Liabilities          493,088         542,204

LONG-TERM DEBT                            45,521          47,521

STOCKHOLDERS' EQUITY
  Common Stock ($.10 Par Value,
    18,000,000 Shares Authorized,
    7,991,870 Shares Issued and
    Outstanding)                         799,187         799,187
  Additional Paid-in Capital           7,435,012       7,435,012
  Deficit                             (8,574,150)     (8,407,531)
                                       _________       _________
      Total Stockholders' Equity        (339,951)       (173,332)
                                       =========       =========
    Total Liabilities and
      Stockholders' Equity            $ 198,658       $  416,393
                                       =========       =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                          and Subsidiary
              Consolidated Statements of Operations
      For the Years Ending December 31, 1997, 1996 and 1995

                               1997         1996         1995
                               ____         ____         ____
REVENUES
 Oil and Gas Sales
   Working Interest         $   88,463  $   98,590   $  277,027
   Royalty Interest             20,019      66,500       57,007
 Gain(Loss) on Turnkey
   Working Interests and
   Oil Properties              (32,146)        801       29,456
 Oilfield Revenue
   Distribution                  6,000           0            0
 Promotional Income             (5,236)          0        5,739
 Consulting Income                   0         578       59,198
 Administrative Overhead        31,800      25,392       25,700
 Gain on Write-off                   0      66,116      299,164
 Other Income                      250         102            3
                             _________   _________    _________
       Total Revenues          109,150     258,079      753,294

COSTS AND EXPENSES
 Lease and Operating
   Expenses                     67,910      71,258      275,189
 Taxes Other Than Income         8,880      10,545       10,634
 Dry Holes and
   Abandonments                 10,056      81,093          929
 Depreciation, Depletion
   And Amortization             11,495      13,777       41,175
 General and
   Administrative              161,283     233,108      229,568
 Interest Expense, Net of
   Capitalized Interest          4,922       3,945        4,211
 Bad Debt Expense               11,223           0            0
                             _________   _________    _________
       Total Costs and
         Expenses              275,769     413,726      561,706
                             _________   _________    _________
NET EARNINGS (LOSS)
 BEFORE TAXES                 (166,619)   (155,647)     191,588

CURRENT INCOME TAXES                 0           0            0
                             _________   _________    _________
NET EARNINGS (LOSS)         $ (166,619) $ (155,647)  $  191,588
                             =========   =========    =========
Per Share of Common Stock,
 Weighted Average Method
 Income Before
 Extraordinary Items        $     (.02) $    (.019)  $      .02
                             =========   =========    =========
 Net Income                 $     (.02) $    (.019)  $      .02
                             =========   =========    =========
Weighted Average Number of
 Shares Outstanding          7,991,870   7,991,870    7,991,870
                             =========   =========    =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                          and Subsidiary
              Consolidated Statements of Cash Flows
      For the Years Ending December 31, 1997, 1996 and 1995

                                1997        1996         1995
                                ____        ____         ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)          $ (166,619) $ (155,647)  $  191,588
 Adjustments to Reconcile
   Net Earnings to Net
   Cash Provided by
   Operating Activities:
 Depreciation, Depletion
   and Amortization             11,495      13,777       41,175
 Abandonments, Expired and
   Surrendered Leases               14      33,608        3,555
 (Gain)Loss on Sale of
   Oil and Gas Properties       32,146       1,928        8,883
 (Increase)Decrease in
   Current Assets:
   Trade Accounts
     Receivable                 76,018     462,306     (210,702)
   Prepaid Expenses             (1,141)        (63)        (124)
 Increase(Decrease) in
   Current Liabilities:
   Trade Accounts Payable      (43,616)   (228,019)     257,094
   Notes Payable                (5,000)          0            0
   Salaries Payable                  0      (1,231)      14,923
   Joint Interest
     Prepayments                     0    (135,371)      26,788
    Expired Credits - Stock
     Purchase Overpayment            0     (25,603)
                             _________   _________    _________
   NET CASH FROM OPERATING
     ACTIVITIES                (96,703)    (34,315)     333,180

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Property
   and Equipment                     0           0      (22,907)
 Proceeds from Sale of
   Property and Equipment       70,000       4,473          694
 Write-off of Oil & Gas
   Property                     10,569           0      717,288
 Reduction of Drilling contracts
   in Progress                  10,070           0            0
                             _________   _________    _________
   NET CASH FROM INVESTING
     ACTIVITIES                 90,639       4,473      695,075

CASH FLOWS FROM FINANCING ACTIVITIES
 Acquisition of
   Short-Term Debt                   0      21,500            0
 Reduction of Short-Term
   Debt                              0    (111,000)
 Reduction of Long-Term
   Debt                         (2,500)     (7,908)     (39,660)
 Write-off of Long-Term
   debt                              0           0     (908,410)
                             _________   _________    _________
   NET CASH FROM FINANCING
     ACTIVITIES                 (2,500)    (97,408)    (948,070)
                             _________   _________    _________
   NET INCREASE(DECREASE)
     IN CASH                    (8,564)   (127,250)      80,185

CASH AT BEGINNING OF PERIOD      8,858     136,108       55,923
                             _________   _________    _________
CASH AT END OF PERIOD       $      294  $    8,858   $  136,108
                             =========   =========    =========

          See Accompanying Notes to Financial Statements

                    General Energy Resources and Technology Corporation
                                      and Subsidiary
                      Consolidated Statements of Stockholders' Equity
                   For the Years Ending December 31, 1997, 1996 and 1995
                                        Additional    Retained                 Total
                               Common     Paid-in     Earnings     Treasury  Stockholder
                               Stock      Capital     (Deficit)     Stock      Equity
                              ________   _________   ___________   ________   ________
Balance at December 31, 1994 $ 799,187  $7,435,012  $(8,443,472)  $      0   $(209,273)
 Net Earnings(Loss) for the
   Year                              0           0      191,588          0     191,588
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1995   799,187   7,435,012   (8,251,884)         0     (17,685)
 Net Earnings(Loss) for the
   Year                              0           0     (155,647)         0    (155,647)
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1996   799,187   7,435,012   (8,407,531)         0    (173,332)
 Net Earnings(Loss) for the
   Year                              0           0     (166,619)         0    (166,619)
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1997 $ 799,187  $7,435,012  $(8,574,150)  $      0   $(339,951)
                              ========   =========   ==========    =======    ========



Common Stock Outstanding December 31, 1996          7,991,870 Shares
Common Stock Issued during 1997                             0 Shares
Common Stock Outstanding December 31, 1997          7,991,870 Shares

                      See Accompanying Notes to Financial Statements
/TABLE

       General Energy Resources and Technology Corporation
                          and Subsidiary
            Consolidated Notes to Financial Statements
                 December 31, 1997, 1996 and 1995

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

No income taxes have been paid during 1996, 1995, or 1994.
Interest paid (net of amounts capitalized) amounted to $4,922 during 1997, $3,945 during 1996 and $4,211 for 1995.

  Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding. Common stock equivalents (stock options and warrants) were antidilutive in 1997, 1996 and 1995.

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

During 1997, sales to two major customers accounted for 23 and 21 percent of total revenues. During 1996, sales to two major customers accounted for 36, and 19 percent of total revenues.
During 1995, sales to two major customers accounted for 49 and 14 percent of total revenues.

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

  NOTE 4
  NOTES PAYABLE
This represents money loaned to the Company for ongoing expenses.
Interest on the note is 10% per annum and the note is due on or before December 31, 1998.

                                       12/31/97     12/31/96
                                       _________    _________
    Note payable Calvert              $   16,500   $   21,500
                                       _________    _________
                                      $   16,500   $   21,500
                                       =========    =========
  NOTE 5
  LONG-TERM DEBT
Long-term debt consisted of:
                                       12/31/97     12/31/96
                                       _________    _________
    Note payable Mosbacher            $   48,021   $   50,521
                                       _________    _________
                                          48,021       50,521
    Less current portion                  (2,500)      (3,000)
                                       _________    _________
                                      $   45,521   $   47,521
                                       =========    =========

On June 1, 1990, the Company signed a $292,814 promissory note with Mosbacher Energy Company (MEC) for the amount owed MEC by General Energy Corporation for well operations as of May 7, 1990. The note is secured by the Company's interest in eleven producing properties operated by MEC and bears interest at 7 1/4 percent per annum. Additional terms of the agreement call for monthly payments of the lesser of $20,000 or the month's production to MEC. Based on current production estimates, management expects to reduce this loan by approximately $208 per month.

  NOTE 6
  NON CASH TRANSACTIONS
                              1997         1996        1995
                              ____         ____        ____
Write-offs of Expired
  Credits                    $      0   $ 66,116

  NOTE 7
  RELATED PARTIES
The Company recorded approximately $18,000 and $28,000 in management fees during 1992 and 1991 respectively to Penteco. The management fees were for preparation of a business plan and ongoing management throughout the year in accordance with the management agreement dated March 13, 1987, between the Company and Penteco. As of December 31, 1997, the Company has a liability to Penteco of $13,262 for management fees and out-of-pocket costs. The Company and Penteco have mutual directors. As of January 1, 1993, the agreement expired.

As of January 1, 1993, Terry Snowday was to receive an annual salary of $20,000, and Charles Taylor was to receive an annual consulting fee of $10,000. At December 31, 1996, amounts accrued but not paid to Snowday and Taylor are $53,692 and $20,000 respectfully. As of January 1, 1995, Charles Taylor resigned as consultant to General Energy. As of March 8, 1996, Terry Snowday was placed on lay-off and is paid $10 per hour as needed.

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

The Company sold working interests to several major shareholders and directors during 1996. Accounts receivable from these related parties totaled $10,524 at December 31, 1997, while related party accounts payable amounted to $13,922. No interest has been accrued on any of the above amounts.

  NOTE 8
  STOCK OPTION AGREEMENT
The Company had an outstanding Stock Option Agreement with an employee to purchase 100,000 shares of General Energy stock for $.25 per share. This Agreement expired on January 5, 1993.

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

  NOTE 10
  LEASE COMMITMENTS
The Company entered into a 24 month Lease Agreement for it's office facilities on February 1, 1998. This lease requires payments of $800 per month.

  NOTE 11
  SUBSEQUENT EVENTS
The Company continues to have a working capital deficit and declining cash flows from existing oil and gas operations. The Company anticipates that cash flows will be generated in 1998 from a project completed in 1997 in which the Company retains a working interest.

In addition, the Company is now working with Penteco Corporation and G.E.N.Y. Operations, Inc. providing accounting for the Tulare
Lakes Project. The Comany will participate in the net revenues generated by the Field.

  NOTE 12
  OIL AND GAS ACTIVITIES
The following is a summary of certain financial information
(including cost, both capitalized and expensed) with respect to the Company's oil and gas activities, all of which are located in the United States:



Costs Incurred in Oil and Gas Property
  Acquisition, Exploration and Development Activities

                                 Years Ended December 31,
                              1997        1996         1995
                              ____        ____         ____
Acquisition of unproved
 properties                $        0  $        0   $        0
                            =========   =========    =========
Exploration and development
 costs                     $   12,771  $   84,797   $   29,117
                            =========   =========    =========

Results of Operations for Producing Activities

Sales                      $  108,482  $  165,090   $  334,034

Production costs               74,743      81,802      285,823
Exploration costs              10,056      81,093          929
Depreciation, depletion and
 amortization                  11,495      13,777       41,175
                            _________   _________    _________
                               96,294     176,672      327,927
                            _________   _________    _________
Results of Operations from
 producing activities
 (excluding corporate over-
 head and interest costs)  $   12,188  $  (11,582)  $    6,107
                            =========   =========    =========

  NOTE 13
  "SUPPLEMENTAL" OIL AND GAS RESERVES INFORMATION (UNAUDITED)
The following tables present the Company's estimate of it's proved oil and gas reserves and future net cash flows. The Company emphasizes that reserve and related future net cash flow estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The Company has received reports from independent petroleum reservoir engineers for a portion of their reserves through January 2, 1992. The Company's staff geologist along with K&A Energy Consultants and Evan, Carey and Crozier Engineering, has updated these reserve estimates through December 1991. All estimates for December 1995, 1996 and 1997 have been updated by the Company's staff geologist without the assistance of independent petroleum engineers. The Company has prepared the following tables to comply with the applicable provisions of the Securities and Exchange Commission's disclosure regulations. Estimated net quantities of proved developed oil and gas reserves attributable to working interests for the years ended December 31, 1996, 1995 and 1994 are as follows (all reserves are located in the United States):

                                      Oil (Bbls)   Gas (Mcf)
                                      __________   _________

New discoveries and extensions            22,500           0
Production                               (11,920)    (63,342)
Revision of previous estimates            (6,000)   (120,000)
Sale of Reserves                               0           0
                                       _________   _________
Proved developed reserves as
 of December 31, 1995                    295,063   1,432,138

New discoveries and extensions                 0           0
Production                                (2,666)    (35,136)
Revision of previous estimates               -           -
Sale of Reserves                               0           0
                                       _________   _________
Proved developed reserves as
 of December 31, 1996                    287,817   1,397,002

New discoveries and extensions            37,500      15,000
Production                                (1,435)    (22,828)
Revision of previous estimates            (1,200)    (85,000)
Sale of Reserves                         (80,000)   (400,000)
                                       _________   _________
Proved developed reserves as
 of December 31, 1997                    242,682     904,174

The above amounts represent proved developed reserves. The
Company does not estimate proved undeveloped reserves, accordingly, the reserve amounts do not include undeveloped reserves.

The Company's estimates of the standardized measure of discounted future net cash flows are as follows:

                             1997         1996        1995
                             ____         ____        ____
Future cash inflows          n/a          n/a         n/a
Future production and
 development costs           n/a          n/a         n/a
                           _________    _________   _________
Future net cash flows
10 percent annual discount
 for estimated timing of
 cash flows                  n/a          n/a         n/a
                           _________    _________   _________
Standardized measure of
 discounted future net
 cash flows                  n/a          n/a         n/a
                           =========    =========   =========

The price per barrel of oil as of March 31, 1996 was $20.50 and the price per Mcf of gas as of the same date ranged from $2.00 to $3.50. The price per barrel as of March 31, 1997 was $19.15 and the price per Mcf of gas as of the same date ranged from $2.92 to $5.12 per Mcf. The price per barrel as of March 31, 1998 was $11.75 and the price for gas as of the same date ranged from $1.67 to $5.19 per Mcf.

          Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                             1997          1996        1995
                             ____          ____        ____
Beginning of period       $2,936,666   $3,321,756  $3,647,961
Sales of oil and gas
 produced, net of
 production costs            (33,739)    (165,090)   (324,205)
Net changes in prices,
 production costs and
 reserve estimates          (273,000)    (220,000)   (482,000)

Sale of reserves             (50,000)           0           0
Extensions, discoveries
 and improved recovery,
 less related costs           75,000            0     480,000
                           _________    _________   _________
     End of period        $2,936,666   $2,936,666  $3,321,756
                           =========    =========   =========

                            Schedule V
                      Property and Equipment

                  Balance at             Retirements  Balance
                   Beginning  Additions  Adjustments  at End
                   of Period   at Cost    and Sales   of Period
                   _________  _________   _________   _________
Year end 12/31/95
Proved oil and gas
 properties       $3,724,331 $   18,391  $  850,821  $2,891,901
Unproved leasehold
 and minerals         85,106          0           0      85,106
                   _________  _________   _________   _________
                  $3,809,437 $   18,391  $  850,821  $2,977,007
                   =========  =========   =========   =========
Year end 12/31/96
Proved oil and gas
 properties       $2,891,901 $        0  $  165,502  $2,726,399
Unproved leasehold
 and minerals         85,106          0           0      85,106
                   _________  _________   _________   _________
                  $2,977,007 $        0  $  165,502  $2,811,505
                   =========  =========   =========   =========
Year end 12/31/97
Proved oil and gas
 properties       $2,726,399 $        0  $  215,503  $2,510,896
Unproved leasehold
 and minerals         85,106          0      85,106           0
                   _________  _________   _________   _________
                  $2,811,505 $        0  $  300,609  $2,510,896
                   =========  =========   =========   =========


                           Schedule VI
      Accumulated Depreciation, Depletion, Amortization and
          Valuation Allowances of Property and Equipment

                  Balance at Charged to  Retirements  Balance
                   Beginning  Cost and   Adjustments  at End
                   Of Period  Expenses    and Sales   of Period
                   _________  _________   _________   _________
Proved oil and gas
 properties
Year end 12/31/95 $2,733,451 $   41,175  $  123,957  $2,650,669
                   =========  =========   =========   =========
Year end 12/31/96 $2,650,669 $   13,777  $  127,636  $2,536,810
                   =========  =========   =========   =========
Year end 12/31/97 $2,536,810 $   11,495  $  187,880  $2,360,425
                   =========  =========   =========   =========

                          Schedule VIII
                Valuation and Qualifying Accounts

                   Balance at            Collections   Balance
Allowance for      Beginning                and        at End
Doubtful Accounts  of Period  Additions  Write offs   of Period
_________________  _________  _________  __________  __________
Year end 12/31/95 $    8,698 $        0  $        0  $    8,698
Year end 12/31/96 $    8,698 $        0  $        0  $    8,698
Year end 12/31/97 $    8,698 $    2,525  $        0  $   11,223


                            Schedule X
            Supplementary Income Statement Information
                  Charges to Costs and Expenses

Item                           1997        1996        1995
____                           ____        ____        ____
Maintenance and repairs         n/a         n/a         n/a
Depreciation of Intangible
  Assets                       8,780      10,073      35,894
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

                             PART III

  ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors and Officers
The positions held by each director and officer of the Company are shown in the following table:

                                    Positions and Offices
Name                          Age   With the Company
____                          ___   ________________
H. Terry Snowday, Jr.         63    Chairman of the Board and
                                    President, Chief Executive
                                    Officer and Director
Rosalie A. Herman             46    Chief Financial Officer and
                                    Treasurer
Leslie L. Guernsey            42    Secretary
Edgar R. Puthuff              63    Director
John G. Ross                  62    Director
Charles W. Taylor             59    Director
Edward A. Ward                64    Director

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

Charles W. Taylor, a director since 1987, is Chairman and Chief Executive Officer of Penteco Corporation. Previously, he served for over 17 years as President and Chief Executive Officer of various commercial banks and as a Director of these banks.

Edward A. Ward II, a director since 1983, is the principal of Ned
Ward Realtors in New Vernon, New Jersey. He is a Director of the
National Association of Realtors and Past President of the New
Jersey Association of Realtors.

                ITEM 11. - EXECUTIVE COMPENSATION

Directors received no compensation for such positions in 1997.

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

                                SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                                _____________________________

                    Annual Compensation                Awards         Payouts
                 _________________________      ___________________   _______
   (a)     (b)    (c)    (d)        (e)           (f)         (g)       (h)       (i)
Name and                       Other Annual    Restricted              LTIP     All Other
Principal        Salary Bonus  Compensation  Stock Award(s) Options/  Payouts Compensation
Position   Year   ($)    ($)        ($)           ($)       SARS (#)    ($)       ($)
________   ____  _____  _____     _______       _______     ________  _______   _______
CEO        1997 10,400
           1996  8,976
           1995 20,000

  Stock Option Plan
There is no current Stock Option Plan in effect.


  Stock Option Agreement
There are no outstanding stock option agreements.

       ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

The following table provides information with respect to the shares of common stock of the Company beneficially owned by each beneficial owner of more than 5% of such shares, each director and officer of the Company, and all directors and officers as a group as of December 31, 1997.

                              Number of Shares  Percent of Common
      Name                    Of Common Stock   Stock Outstanding
      ____                    _______________   _________________
H. Terry Snowday, Jr.             190,335            2.38%
Robert M. Andrews                 548,765            6.87%
 12683 S. Marina Village Dr.
 Traverse City, MI 49684
Richard E. Calvert                457,873            5.73%
 7784 E. Shore Road
 Traverse City, MI 49686
Leslie L. Guernsey                  6,700              (4)
Armond Hansen                     502,118            6.28%
 P.O. Box 6007
 Mesa, AZ 85216-6007
Rosalie A. Herman                  10,309              (4)
Edgar R. Puthuff                  941,998 (1)       11.79%
John G. Ross                       75,649 (2)          (4)
Charles W. Taylor               1,102,146 (3)       13.79%
Edward A. Ward II                  65,149              (4)

all directors and officers
as a group (7 in the group)     2,392,286           29.93%

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

Director Charles W. Taylor is Chairman of the Board and Chief
Executive Officer of Penteco Corporation.

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

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1998.

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

     Signature                  Title                  Date
     _________                  _____                  ____

H. TERRY SNOWDAY, JR.   President, Chairman of the   04/15/98
_____________________   Board, Chief Executive
H. Terry Snowday, Jr.   Officer and Director


ROSALIE A. NEWMAN       Chief Financial Officer and  04/15/98
_____________________   Treasurer
Rosalie A. Newman


EDGAR R. PUTHUFF        Director                     04/15/98
_____________________
Edgar R. Puthuff


JOHN G. ROSS            Director                     04/15/98
_____________________
John G. Ross


CHARLES W. TAYLOR       Director                     04/15/98
_____________________
Charles W. Taylor


EDWARD A. WARD          Director                     04/15/98
_____________________
Edward A. Ward