Form 10-Q
period 1998-03-31
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1998-05-18
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   March 31, 1998

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of March 31,
1998.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

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

          PART II - Other Information
          Signatures. . . . . . . . . . . . . . . . . . . . .9

                  PART I - FINANCIAL INFORMATION

       General Energy Resources and Technology Corporation
                          Balance Sheets

Item 1
                              ASSETS
                                       March 31,    December 31,
                                         1998           1997
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS
 Cash                                $    5,081      $      294
 Accounts Receivable Trade               56,514          56,425
 Less Allowance for Doubtful
   Accounts                             (11,223)        (11,223)
 Prepaid Expenses                         1,755           1,641
                                      _________       _________
     Total Current Assets                52,127          47,137

PROPERTY AND EQUIPMENT, AT COST
 Proved Oil and Gas Properties,
   Successful Efforts Method of
   Accounting                         2,370,761       2,510,896
                                      _________       _________
     Total Property and Equipment     2,370,761       2,510,896

 Less Accumulated Depreciation,
   Depletion, and Amortization        2,222,976       2,360,425
                                      _________       _________
     Net Property and Equipment         147,785         150,471

OTHER ASSETS
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  200,962      $  198,658
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current Installments of
   Long-Term Debt                    $    2,500      $    2,500
 Accounts Payable Trade                 421,255         420,396
 Notes Payable                           33,500          16,500
 Salaries Payable                        53,692          53,692
                                      _________       _________
     Total Current Liabilities          510,947         493,088

LONG-TERM DEBT                           45,521          45,521

STOCKHOLDERS' EQUITY
 Common Stock ($.10 Par Value,
   18,000,000 Shares Authorized,
   7,991,870 Shares Issued and
   Outstanding)                         799,187         799,187
 Additional Paid-in Capital           7,435,012       7,435,012
 Deficit                             (8,589,705)     (8,574,150)
                                      _________       _________
     Total Stockholders' Equity        (355,506)       (339,951)

                                     $  200,962      $  198,658
                                      =========       =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                     Statements of Operations
             Three Months Ended March 31, (Unaudited)

                                         1998            1997
                                         ____            ____

REVENUES
 Oil and Gas Sales
   Working Interest                  $   18,283      $   25,825
   Royalty Interest                       2,768          18,598
 Expense Reimbursement                   15,000               0
 Administrative Overhead                  4,200           4,200
 Gain(Loss) in sale of oil and
   gas property                             900               0
 Oilfield Revenue Distribution              420               0
                                      _________       _________
     Total Revenues                      41,571          48,623

COSTS AND EXPENSES
 Lease and Operating Expenses            17,352          18,944
 Taxes Other Than on Income                 936           2,810
 Dry Holes and Abandonments                  11            (182)
 Depreciation, Depletion and
   Amortization                           2,686           3,004
 General and Administrative              35,382          48,637
 Interest Expense                           759             857
                                      _________       _________
     Total Expenses                      57,126          74,070
                                      _________       _________
NET INCOME (LOSS)                    $  (15,555)     $  (25,447)
                                      =========       =========
NET INCOME (LOSS) PER WEIGHTED
 AVERAGE SHARE OF COMMON STOCK       $    (.002)     $    (.003)
                                      _________       _________
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          7,991,870       7,991,870
                                      _________       _________

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                     Statement of Cash Flows
             Three Months Ended March 31, (Unaudited)

                                         1998            1997
                                         ____            ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                   $  (15,555)     $  (25,447)
 Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities
 Depreciation, Depletion and
   Amortization                           2,686           3,004
 Abandonments, Expired and
   Surrendered Leases                         0               0
 (Gain)Loss on Sale of Oil and
   Gas Properties                             0               0
 (Increase)Decrease in Current Assets:
   Trade Accounts Receivable                (89)         10,596
   Prepaid Expenses                        (114)         (1,372)
 Increase(Decrease) in Current Liabilities:
   Trade Accounts Payable                   859          (2,652)
   Notes Payable                         17,000          15,000
                                      _________       _________
       NET CASH FROM OPERATING
         ACTIVITIES                       4,787            (871)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Property and
   Equipment                                  0               0
                                      _________       _________
       NET CASH FROM INVESTING
         ACTIVITIES                           0               0

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase(Decrease) in Long-Term Debt         0          (1,726)
                                      _________       _________
       NET CASH FROM FINANCING
         ACTIVITIES                           0          (1,726)
                                      _________       _________
       NET INCREASE(DECREASE) IN
         CASH                             4,787          (2,597)

CASH AT BEGINNING OF PERIOD                 294           8,858
                                      _________       _________
       CASH AT END OF PERIOD         $    5,081      $    6,261
                                      =========       =========

       General Energy Resources and Technology Corporation
                  Notes to Financial Statements
 NOTE 1
 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Property and Equipment
The Company utilizes the successful efforts method of accounting for it's oil and gas exploration and development program. Under this method of accounting, costs of drilling and completing successful wells are capitalized, while costs of dry hole are charged to expense when incurred. Depletion and amortization of producing leasehold and mineral interests and related intangible development costs are provided by the unit-of-production method based on estimates of recoverable oil and gas reserves prepared by independent petroleum engineers. Lease and well equipment is depreciated over its' estimated useful life (seven years) by the straight-line method.

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

 Interest Capitalization
Interest costs applicable to the drilling and equipment of in-progress and shut-in oil and gas wells are capitalized until such time as the wells begin producing. There were no entries for interest capitalization during 1998 and 1997.

 Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding.

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following non    March 31,       Dec. 31,
cash transactions during the           1998            1997
periods ending March 31, 1998
and December 31, 1997                  -0-             -0-

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997. All adjustments are of a normal recurring nature.

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the quarter ended March
31, 1998 totaled $41,571. This represents a decrease of ($7,052) from the same quarter in 1997 and is largely the result of a reduction in oil and gas royalty interest income.

Total expenses decreased ($16,944) from $74,070 at March 31, 1997 to $57,126 at March 31, 1998.

The Company's net profit for the three months ended March 31, 1998 increased $9,892 from ($25,447) at March 31, 1997 to
($15,555) at March 31, 1998.

 Liquidity/Capital Resources
Net cash from operating activities increased $5,658 to $4,787 at March 31, 1998 compared to ($871) at March 31, 1997.

Management feels that cash flows will be sufficient to pay current operating liabilities and to amortize the remaining current portion of it's long-term debt.

Management has developed contingency plans to obtain additional capital by the issuance of debt or sale of equities to the extent that these actions become necessary in the future.


                    PART II - OTHER INFORMATION
       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 18th day of May, 1998.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)