Form 10-QT
period 1998-06-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1998-08-18
CIK 350387

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 12b-25

                   NOTIFICATION OF LATE FILING

                     Cusip Number 369758 10 7

[ ]Form 10-K [ ]Form 20-F [ ]Form 11-K [X]Form 10-Q [ ]Form N-SAR

               For Period Ended: June 30, 1998
               [ ]Transition Report on Form 10-K
               [ ]Transition Report on Form 20-F
               [ ]Transition Report on Form 11-K
               [ ]Transition Report on Form 10-Q
               [ ]Transition Report on Form N-SAR
               For the Transition Period Ended: -----------------
-----------------------------------------------------------------
Read Instruction (on back page) Before Preparing Form. Please Print or Type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

-----------------------------------------------------------------
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

-----------------------------------------------------------------
PART I - REGISTRANT INFORMATION
-----------------------------------------------------------------
Full Name of Registrant
General Energy Resources and Technology Corporation
-----------------------------------------------------------------
Former Name if Applicable

-----------------------------------------------------------------
Address of Principal Executive Office (Street and Number)
401 W. Front Street
-----------------------------------------------------------------
City, State and Zip Code
Traverse City, Michigan 49684
-----------------------------------------------------------------
PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

     (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
     (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form
[X] N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach
Extra Sheets if Needed)

Information needed from third parties necessary to complete the financial statements was not received in a timely manner.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

     Leslie L. Guernsey           616             946-1473
     ------------------           ---             --------
          (Name)              (Area Code)    (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 of Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports) been filed? If answer is
     no, identify report(s).                      [X]Yes  [ ]No

     ------------------------------------------------------------
(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statement to be included in the subject report or portion thereof?
                                                  [ ]Yes  [X]No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     ------------------------------------------------------------

       General Energy Resources and Technology Corporation
       ---------------------------------------------------
           (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 17, 1998              By      H. TERRY SNOWDAY, JR.
                                           ----------------------
                                           H. Terry Snowday, Jr.
                                           President

INSTRUCTIONS: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.
                            ATTENTION
Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).

                       GENERAL INSTRUCTIONS
1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.
2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.
3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.
4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.