Form 10-Q
period 1998-06-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1998-08-19
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1998

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of June 30,
1998.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

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

Item 1
                              ASSETS
                                      June 30,      December 31,
                                        1998            1997
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS:
 Cash                                $    2,426      $      294
 Accounts Receivable Trade               56,925          56,425
 Less Allowance for Doubtful
   Accounts                             (11,223)        (11,223)
 Prepaid Expenses                         1,191           1,641
                                      _________       _________
     Total Current Assets                49,319          47,137

PROPERTY AND EQUIPMENT, AT COST:
 Proved Oil and Gas Properties,
   Successful Efforts Method of
   Accounting                         2,370,761       2,510,896
                                      _________       _________
     Total Property and Equipment     2,370,761       2,510,896

 Less Accumulated Depreciation,
   Depletion, and Amortization       (2,225,286)      2,360,425
                                      _________       _________
     Net Property and Equipment         145,475         150,471

OTHER ASSETS:
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  195,844      $  198,658
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current Installments of
   Long-Term Debt                    $    2,500      $    2,500
 Accounts Payable Trade                 431,027         420,396
 Notes Payable                           50,500          16,500
 Salaries Payable                        53,692          53,692
                                      _________       _________
     Total Current Liabilities          537,719         493,088

LONG-TERM DEBT                           46,152          45,521

STOCKHOLDERS' EQUITY:
 Common Stock ($.10 Par Value,
   18,000,000 Shares Authorized,
   7,991,870 Shares Issued and
   Outstanding)                         799,187         799,187
 Additional Paid-in Capital           7,435,012       7,435,012
 Deficit                             (8,622,226)     (8,574,150)
                                      _________       _________
     Total Stockholders' Equity        (388,027)       (339,951)

                                     $  195,844      $  198,658
                                      =========       =========

          See Accompanying Notes to Financial Statements

                    General Energy Resources and Technology Corporation
                                 Statements of Operations

                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                 1998          1997          1998      1997
REVENUES:
    Oil and Gas Sales:
      Working Interest            $   19,463   $   24,581    $   37,746    $   50,406
      Royalty Interest                   203          806         2,971        19,404
    Expense Reimbursement                  0            0        15,000             0
    Gain/Loss on Sale of Assets            0      (32,146)          900       (32,146)
    Administrative Overhead            4,200        4,200         8,400         8,400
    Oilfield Revenue Distribution          0            0           420             0
                                                              _________     _________     _________      _________
                                  Total Revenues                 23,866        (2,559)       65,437         46,064

COSTS AND EXPENSES:
    Lease and Operating Expenses      12,439       13,513        29,791        32,457
    Taxes Other Than on Income         1,183        1,668         2,119         4,478
    Dry Holes and Abandonments             0           24            11          (158)
    Depreciation, Depletion and
      Amortization                     2,310        3,174         4,996         6,178
    General and Administrative        40,370       43,845        75,752        92,482
    Interest Expense                      85        2,327           844         3,184
                                                              _________     _________     _________      _________
                                  Total Costs/Expenses           56,387        64,551       113,513        138,621
                                                              _________     _________     _________      _________
NET INCOME (LOSS)                 $  (32,521)  $  (67,110)   $  (48,076)   $  (92,557)
                                                              =========     =========     =========      =========
NET INCOME (LOSS) PER WEIGHTED
    AVERAGE SHARE OF COMMON STOCK $    (.004)  $    (.008)        (.006)         (.01)
                                                              =========     =========     =========      =========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING          7,991,870    7,991,870     7,991,870     7,991,870
                                                              =========     =========     =========      =========

                      See Accompanying Notes to Financial Statements
/TABLE

       General Energy Resources and Technology Corporation
                     Statement of Cash Flows
              Six Months Ended June 30, (Unaudited)

                                         1998           1997
                                         ____           ____
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                   $  (48,076)    $  (92,557)
 Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities:
 Depreciation, Depletion and
   Amortization                           4,996          6,178
 Abandonments, Expired and
   Surrendered Leases                         0             14
 (Gain)Loss on Sale of Oil and
   Gas Properties                             0         32,146
 (Increase)Decrease in Current Assets:
   Trade Accounts Receivable               (500)        19,956
   Prepaid Expenses                         450           (679)
 Increase(Decrease) in Current Liabilities:
   Trade Accounts Payable                10,631         (6,078)
   Notes Payable                         34,000        (21,500)
   Joint Interest Prepayments                 0              0
   Expired Credits - Stock Purchase
     Overpayment                              0              0
                                      _________      _________
       NET CASH FROM OPERATING
         ACTIVITIES                       1,501        (62,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Property and
   Equipment                                  0         (1,616)
 Proceeds From Sale of Oil and Gas
   Property                                   0         70,000
                                      _________      _________
       NET CASH FROM INVESTING
         ACTIVITIES                           0         68,384
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(Decrease) in
   Long-Term Debt                           631         (7,510)
                                      _________      _________
       NET CASH FROM FINANCING
         ACTIVITIES                         631         (7,510)
                                      _________      _________
       NET INCREASE(DECREASE) IN
         CASH                             2,132         (1,646)
CASH AT BEGINNING OF PERIOD                 294          8,858
                                      _________      _________
       CASH AT END OF PERIOD         $    2,426     $    7,212
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

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following non     June 30,      Dec. 31,
cash transactions during the           1998           1997
periods ending June 30, 1998
and December 31, 1997                  -0-            -0-

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations for the six months ended June 30, 1998 and 1997. All adjustments are of a normal recurring nature, except as follows:
                                      June 30,
                                        1997
                                      --------
   Loss on Sale of Assets             $ 32,146

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the six months ended June 30, 1998 totaled $65,437. This represents an increase of $19,373 from the same period in 1997 and is largely the result of an expense reimbursement in the amount of $15,000 recorded in the six months ended June 30, 1998.

Total expenses decreased $25,108 from $138,621 at June 30, 1997 to $113,513 at June 30, 1998.

The Company's net profit for the six months ended June 30, 1998 increased $44,481 from ($92,557) at June 30, 1997 to ($48,076) at
June 30, 1998.

 Liquidity/Capital Resources
Net cash from operating activities increased $64,021 to $1,501 at June 30, 1998 compared to ($62,520) at June 30, 1997.

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

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 18th day of August, 1998.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)