Form 10-Q
period 1998-09-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1998-11-17
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   September 30, 1998

Commission File No. 0-10286

       General Energy Resources and Technology Corporation
     (Exact name of registrant as specified in it's charter)

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of September
30, 1998.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION
                        Index to Form 10-Q




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

Item 1
                              ASSETS
                                       Sept. 30,    December 31,
                                         1998           1997
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS:
 Cash                                $    1,925      $      294
 Accounts receivable trade               53,700          56,425
 Less allowance for doubtful
   accounts                             (11,223)        (11,223)
 Prepaid expenses                             0           1,641
                                      _________       _________
     Total current assets                44,402          47,137

PROPERTY AND EQUIPMENT, AT COST:
 Proved oil and gas properties,
   successful efforts method of
   accounting                         2,372,261       2,510,896
                                      _________       _________
     Total property and equipment     2,372,261       2,510,896

 Less accumulated depreciation,
   depletion, and amortization        2,227,902       2,360,425
                                      _________       _________
     Net property and equipment         144,359         150,471

OTHER ASSETS:
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  189,811      $  198,658
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current installments of
   long-term debt                    $    2,500      $    2,500
 Accounts payable trade                 418,146         420,396
 Notes payable                           83,500          16,500
 Salaries payable                        53,692          53,692
                                      _________       _________
     Total current liabilities          557,838         493,088

LONG-TERM DEBT                           47,627          45,521

STOCKHOLDERS' EQUITY:
 Common stock ($.10 par value,
   18,000,000 shares authorized,
   7,991,870 shares issued and
   outstanding)                         799,187         799,187
 Additional paid-in capital           7,435,012       7,435,012
 Deficit                             <8,649,853>     <8,574,150>
                                      _________       _________
     Total stockholders' equity        <415,654>       <339,951>

                                     $  189,811      $  198,658
                                      =========       =========

See accompanying notes to financial statements.

                    GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION
                                 Statements of Operations
                                  Three Months Ended            Nine Months Ended
                                       Sept. 30                      Sept. 30
                                  1998          1997           1998          1997
Revenues:
   Oil and gas sales:
        Working interest        $    14,282        18,847         52,028        69,253
        Royalty interest                252           306          3,223        19,710
   Expense reimbursement                  0             0         15,000             0
   Gain/Loss on sale of assets            0             0            900       <32,146>
   Administrative overhead            4,200         4,200         12,600        12,600
   Oilfield revenue
     distribution                         0             0            420             0
   Miscellaneous income                   0           250              0           250
                                 __________    __________     __________    __________
        Total revenues               18,734        23,603         84,171        69,667
Costs and expenses:
   Lease and operating
     expenses                        12,727        19,038         42,518        51,495
   Taxes other than on income           986         1,230          3,105         5,708
   Dry holes and abandonments             3             0             14          <158>
   Depreciation, depletion and
     amortization                     1,115         2,781          6,111         8,959
   General and administrative        30,644        33,826        106,396       126,308
   Interest expense                     886             0          1,730         3,184
                                 __________    __________     __________    __________
        Total costs/expenses         46,361        56,875        159,874       195,496
                                 __________    __________     __________    __________
Net income <loss>               $   <27,627>      <33,272>       <75,703>     <125,829>
                                 ==========    ==========     ==========    ==========
Net income <loss> per weighted
 average share of common stock  $     <.003>        <.004>         <.009>        <.016>
                                 ==========    ==========     ==========    ==========
Weighted average number of
 shares outstanding               7,991,870     7,991,870      7,991,870     7,991,870
                                 ==========    ==========     ==========    ==========


See accompanying notes to financial statements.
        General Energy Resources and Technology Corporation
                     Statement of Cash Flows
           Nine Months Ended September 30, (Unaudited)

                                     1998          1997
                                     ____          ____

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income <loss>               $  <75,703>   $ <125,829>
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
 Depreciation, depletion and
  amortization                        6,111         8,959
 Abandonments, expired and
  surrendered leases                      0            14
 <Gain> loss on sale of oil and
  gas properties                          0        32,146
 <Increase> decrease in current
  assets:
 Trade accounts receivable            2,726         7,697
 Prepaid expenses                     1,641          <125>
 Increase <decrease> in current
  liabilities:
 Trade accounts payable              <2,250>       21,736
 Notes payable                       67,000        <5,000>
                                  _________     _________
     NET CASH FROM OPERATING
       ACTIVITIES                      <475>      <60,402>

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and
  equipment                               0             0
 Proceeds from sale of oil and gas
  property                                0        70,000
                                  _________     _________
     NET CASH FROM INVESTING
       ACTIVITIES                         0        70,000
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase <decrease> in long-term
  debt                                2,106        <3,272>
                                  _________     _________
     NET CASH FROM FINANCING
       ACTIVITIES                     2,106        <3,272>
                                  _________     _________
     NET INCREASE <DECREASE>
       IN CASH                        1,631         6,326
CASH AT BEGINNING OF PERIOD             294         8,858
                                  _________     _________
     CASH AT END OF PERIOD       $    1,925    $   15,184
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

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following    Sept. 30,     Dec. 31,
non cash transactions during the   1998          1997
periods ending September 30,
1998 and December 31, 1997         -0-           -0-

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations for the nine months ended September 30, 1998 and 1997. All adjustments are of a normal recurring nature, except as follows:
                                 Sept. 30,
                                    1998
                                    ____
   Loss on Sale of Assets         $32,146

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the nine months ended September 30, 1998 totaled $84,171. This represents an increase of $14,514 from the same period in 1997 and is largely the result of a loss in the nine months ended September 30, 1997 in the amount of <$32,146> from the sale of the Company's mineral interest.

Total expenses decreased <$35,622> from $195,496 at September 30,
1997 to $159,874 at September 30, 1998.

The Company's net profit for the nine months ended September 30, 1998 increased $50,126 from <$125,829> at September 30, 1997 to
<$75,703> at September 30, 1998.

 Liquidity/Capital Resources
Net cash from operating activities increased $59,927 to <$475> at September 30, 1998 compared to <$60,402> at September 30, 1997.

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

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 17th day of November, 1998.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)