Form 10-K405
period 1998-12-31
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1999-04-15
CIK 350387

FORM 10-K             (UNAUDITED)

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended    December 31, 1998
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

Common Stock, Par Value $.10 - 7,991,870 shares, as of March 1,
1999 at $.10 per share, for an aggregate market value of $799,187.00.

The warrants previously issued, all expired on April 22, 1986.

As of March 1, 1999, there are 7,991,870 shares of Common Stock outstanding.

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

          PART II
          _______

Item 5    Market for the Registrants Common Stock and
            Related Security Holders Matters . . . . . . .10
Item 6    Selected Financial Data. . . . . . . . . . . . .11
Item 7    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.12
Item 8    Financial Statements . . . . . . . . . . . . . .15

Item 9    Disagreements on Accounting and Financial
            Disclosure Matters . . . . . . . . . . . . . .33

          PART III
          ________

Item 10   Directors and Executive Officers of the
            Registrant . . . . . . . . . . . . . . . . . .33
Item 11   Executive Compensation . . . . . . . . . . . . .34
Item 12   Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . .36
Item 13   Certain Relationships and Related Transactions .37
Signatures . . . . . . . . . . . . . . . . . . . . . . . .39

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

During 1997, the Company jointly participated in a Niagaran horizontal drain hole in Otsego County which was hooked up and producing in 1998.

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
                                          Acres
     Years of Expiration           Gross            Net
     ___________________           ____________________
           1998                      0.000       0.000
           1999                      0.000       0.000
           2000                      0.000       0.000
           2001                      0.000       0.000

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

  Drilling, Completion and Operations of Producing Wells
1. During 1998, the Company did not participate in any new prospects.
2. The rights and obligations of the Company, as operator, are governed by a Lease Development Agreement (or, in the case of a participation commencing with the acquisition of the lease, a Lease Acquisition and Development Agreement) and a Standard Operating Agreement which provides for the allocation of costs, including specified amounts to defray the Company's nonspecifically identifiable costs based upon the depth of the well and other scheduled factors.
3. During 1998, the Company's Exploration Department supervised the drilling and completion of it's wells; which included downhole completion as well as selecting the surface handling facilities to measure and separate out water and gas from oil, providing the connections to the gas pipelines and the storage tanks for oil and installing meters to measure production.

  Marketing
Production from the Company's royalty and working interests is marketed by the operator of the well, generally to a major oil company or gas utility.

In the twelve month period ending December 31, 1998, the following purchasers accounted for more than 10 percent of the Company's oil and gas revenues:

     Delta Oil Company   36%       Lindenmuth & Assoc.  39%

Other purchasers of the Company's oil and gas production include
Shell Oil, Total Petroleum and Michigan Consolidated Gas.

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

As of January 1, 1999, there are four employees of the Company.

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

                       ITEM 2. - PROPERTIES

  Oil and Gas Reserves
The Company has not filed estimates of it's oil and gas reserves with any Federal Agency other than the Securities and Exchange Commission. The reserve information set forth in this section has been compiled from estimates made by the independent engineering firm of K&A Energy Consultants, Inc., Tulsa, Oklahoma in a report dated January 1, 1992 (and updated January 1, 1997 internally) on an unescalated basis for the Company's most productive 16 wells and from the independent engineering firm of Evan, Carey and Crozier, Bakersfield, California in a report dated July 24, 1989 and revised August 1, 1993 by Basim Ziara, Petroleum Engineering Consultants for the company's production purchase and operations in California. The remaining reserve figures are from a report dated January 1, 1988 and revised January 1, 1999 internally based on 1988 through 1998 production history changes, if any, and the acquisition and sale of production properties. The Company removed all reserve estimates from the Tulare Lakes Field in California and added reserves for the St. Dover & House #1-33A HD1 well in Otsego County, Michigan.

Reserve Category -       Net to the Appraised Interest
Interest             Oil      Gas      Future Net Present Worth
                    Cond.    (Mcf)     Cash Flow  Discounted at
                    (Bbls)                          10 Percent
_________________________________________________________________
Proved Developed
 Producing Totals   n/a       n/a       n/a           n/a

  Oil and Gas Production
The Company's net oil and gas production, constituting it's share of production from it's working and royalty interests for the years ended December 31, 1998, 1997 and 1996 are set forth in the table below:
                              1998       1997      1996
                              ____       ____      ____
     Oil (Bbls)                 795      1,435     2,666
     Gas (Mcf)               21,342     22,828    35,136

--All of the Interests and Reserves of the Company are located within Michigan.

  Prices and Costs
The following tables set forth the average sales price per unit and average lifting cost with respect to the Company's production of oil and gas for the past three years.

                                    Average sales
                                    price per unit
                              1998       1997      1996
                              ____       ____      ____
     Oil (Per Bbl)           13.02      19.92     21.04
     Gas (Per Mcf)            2.62       3.03      2.72

The price per barrel of oil as of March 31, 1999, is $12.50 and the price per mcf of gas as of the same date ranges from $1.87 to
$3.27 per mcf.
                                 Average lifting cost
                                 (Oil & Gas Combined)
                              1998       1997      1996
                              ____       ____      ____
                             12.86      12.96      8.36

Lifting costs include monthly operating charges and operating expenses but, do not include severance or windfall profit taxes.

Average lifting cost per sales dollar was $1.25

       Gross   Net Exploratory Wells     Net Development Wells
       _____   _____________________     _____________________
Year   Wells   Oil     Gas      Dry       Oil     Gas     Dry
____   _____   ___     ___      ___       ___     ___     ___
1994    10     ----   .0050   .0600       ----    ----    ----
1995     1    .1500    ----    ----       ----    ----    ----
1996     1     ----    ----   .0800       ----    ----    ----
1997     1     ----    ----    ----       .075    ----    ----
1998     0     ----    ----    ----       ----    ----    ----

From inception through January 1, 1999, the total gross wells (a well in which a working interest is owned) in which the Company has an interest is 12 and the total net productive wells (the fractional ownership working interests in gross wells equal to one) is .949.

As of January 1, 1999, the total gross developed acres (acres spaced or assignable to productive wells) is 7,720.

All working interests and acreage is located within the United
States of America.

The Company's total working interest reserves developed during 1998 are as follows:
                                               Total Reserves
     Wells Drilled                                Developed
______________________                     ______________________
Total  Successful  Dry    Disposal Well    Oil (Bbls)   Gas (Mcf)
_____  _________   ___    _____________    __________   _________
 0         0        0           0               0           0

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

  ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant did not submit any matters for a vote of security holders during the fourth quarter of 1998 through the solicitation of proxies or otherwise.

                             PART II
        ITEM 5. - MARKET FOR THE REGISTRANTS COMMON STOCK
               AND RELATED SECURITY HOLDERS MATTERS

As of March 1, 1999, there are 7,991,870 shares of the Company's Common Stock outstanding. The Company has registered the Common Stock under Section 15(d) of the Securities and Exchange Act of 1934. All warrants to purchase common shares expired on April 22, 1986 and there are no longer any warrants outstanding.

The stock is principally traded on the over-the-counter market.
The high and low sales prices for the Company's Common Stock, for the following periods were:

               Common Stock                       Common Stock
   1998        Bid    Asked           1997        Bid    Asked
   ____        ____________           ____        ____________
December 31    1/16     1/4        December 31    1/16     1/4
September 30   1/16     1/4        September 30   1/16     1/4
June 30        1/16     1/4        June 30        1/16     1/4
March 31       1/16     1/4        March 31       1/16     1/4

The number of holders of record of the Common Stock as of March
1, 1998 totaled approximately 1,000. No dividends, either cash or stock, have been declared as of December 31, 1998, and there is no present intention on the part of the Company to declare dividends in the foreseeable future.

                             ITEM 6. - SELECTED FINANCIAL DATA
                                                 Years Ended December 31,
                             1998          1997          1996         1995         1994
                             ____          ____          ____         ____         ____
Revenues                 $ 115,123     $ 109,150     $ 258,079    $ 753,294    $ 460,618
Net profit (loss) before
 extraordinary items    ($ 127,397)   ($ 166,619)    $ 155,647   ($ 191,588)  ($ 146,250)
Net profit (loss) per
 share before
 extraordinary items    ($    .016)    ($     .02)  ($    .019)   $     .02   ($    .018)
Net profit (loss) from
 operations             ($ 127,397)   ($ 166,619)   ($ 155,647)   $ 191,588   ($ 146,250)
Net profit (loss) per
 share                  ($    .016)   ($     .02)   ($    .019)  ($     .02)  ($    .018)
Total assets             $ 171,547     $ 198,658     $  416,393  $1,059,672   $1,517,349
Current portion of
 long-term debt          $       0     $   2,500     $   3,000    $   3,000    $  54,749
Long-term debt           $  52,947     $  45,521     $  47,521    $  55,429    $ 951,750
Stockholders' equity    ($ 467,348)    ($ 339,951)  ($ 173,332)  ($  17,685)  ($ 209,273)

        ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity/Capital Resources
Net cash from operating activities for the Company as of the three most recent year-ends is as follows:

                            1998           1997          1996
                            ____     ____      ____
    Cash Flows            (13,064)      (96,703)       (34,315)

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

The Company has been able to satisfy it's long-term debt commitments. Trade accounts payable total $408,416 at December 31, 1998. A large portion of the accounts payable are for services provided by companies that have been very tolerant regarding timing of payment for these services.

The monthly operating cost for direct obligations for rent of the Company's office space will be $825.00. Management is aware that it has limited capital resources available with which to continue a lease acquisition/exploration program. Evaluation of various investment alternatives will continue to be made on a case-by-case and/or well-by-well basis, and commitments will be made as funds permit.

A major stockholder of the Company has loaned monies to the Company for ongoing expenses. The balance owing as of December 31, 1998 is $113,400. The note is secured by substantially all of the Company's oil and gas interests. Interest on the note is 10 percent per annum and the note is due on or before December 31, 1999.

Management has developed plans to provide services in an Antrim gas project located in the State of Michigan and anticipates consulting fees.

As part of this project, the Company anticipates purchasing new computer hardware and software which will be Year 2000 compliant.

In view of its currently limited activity, the Company has determined that the potential consequences of year 2000 issues would not have a material effect on business, results of operations, or financial conditions.

Management believes cash flow from its currently producing oil and gas properties, future loan advances from a major stockholder and consulting fees earned in 1999 should be sufficient to pay current operating liabilities.

The price that the Company received for oil during 1998 ranged from $8.02 to $17.47. The posted price for crude oil is at $12.50 per barrel as of March 31, 1999. There is uncertainty as to the price of oil over the next twelve months. The price of crude oil in the future will have a material effect on our ability to continue operations.

While the sale of gas remains subject to NGPA regulated pricing policies, it is recognized that certain concessions must be made as to contractual pricing to insure that the Company's gas reserves remain a competitive alternative fuel.

  Results of Operations
  _____________________
                                1998        1997         1996
Revenues                        ____        ____         ____
 Oil and gas sales
   Working interest         $   66,489  $   88,463   $   98,590
   Royalty interest              3,495      20,019       66,500
 Expense reimbursement          15,000           0            0
 Gain (loss) on sale of
   turnkey working interests
   and oil properties              900     (32,146)         801
 Repromotional income                0      (5,236)           0

 Oilfield revenue
   distribution                    420       6,000            0
 Consulting income                   0           0          578
 Administrative overhead        16,800      31,800       25,392
 Gain on write-off              12,019           0       66,116
 Other income                        0         250          102
                             _________   _________    _________
   Total Revenues              115,123     109,150      258,079
Net Earnings (loss)         $ (127,397) $ (166,619)  $ (155,647)
                             =========   =========    =========

The Company's total revenues increased $5,973 from $109,150 at December 31, 1997 to $115,123 at December 31, 1998 and is largely the result of a $12,019 gain on the write-off of an accounts payable.

Total expenses decreased ($33,249) from $275,769 at December 31,
1997 to $242,520 at December 31, 1998. This was largely the result of a decrease in general and administrative, lease and operating expenses, and taxes other than income.

The cost incurred in oil and gas property acquisitions, exploration and development activities for the year ended
December 31, 1998 totaled $12,149 and capitalized costs related to oil and gas producing activities as of December 31, 1998 totaled $130,602 as compared to $12,771 and $150,471 respectively in 1997.

                  ITEM 8. - FINANCIAL STATEMENTS

                  Index to Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . .   . . 16
Consolidated Statements of Operations. . . . . . . . . . 18
Consolidated Statements of Cash Flows. . . . . . . . . . 20
Consolidated Statements of Stockholders' Equity. . . . . 22
Notes to Consolidated Financial Statements . . . . . . . 23
Supplemental Schedules . . . . . . . . . . . . . . . . . 31

       General Energy Resources and Technology Corporation
                          and Subsidiary
Consolidated Balance Sheets, December 31, 1998 and 1997

                              ASSETS
                                          1998            1997
                                          ____            ____
CURRENT ASSETS
  Cash                                $    2,817      $      294
  Accounts Receivable Trade               48,819          56,425
  Less Allowance for Doubtful
    Accounts                             (13,526)        (11,223)
  Prepaid Expenses                         1,785           1,641
                                       _________       _________
      Total Current Assets                39,895          47,137

PROPERTY AND EQUIPMENT, AT COST
  Proved Oil and Gas Properties,
    Successful Efforts Method of
    Accounting                         2,358,252       2,510,896
                                       _________       _________
                                       2,358,252       2,510,896
  Less Accumulated Depreciation,
    Depletion, and Amortization        2,227,650       2,360,425
                                       _________       _________
      Net Property and Equipment         130,602         150,471

OTHER ASSETS
  Investments (net of unrealized
    loss of $288,950)                      1,050           1,050
                                       _________       _________
                                      $  171,547      $  198,658
                                       =========       =========

               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Current Portion Long-Term Debt      $        0      $    2,500
  Account Payable Trade                  408,416         420,396
  Notes Payable                          113,400          16,500
  Salaries Payable                        57,892          53,692
  Accrued Interest                         6,240               0
                                       _________       _________
      Total Current Liabilities          585,948         493,088

LONG-TERM DEBT                            52,947          45,521

STOCKHOLDERS' EQUITY
  Common Stock ($.10 Par Value,
    18,000,000 Shares Authorized,
    7,991,870 Shares Issued and
    Outstanding)                         799,187         799,187
  Additional Paid-in Capital           7,435,012       7,435,012
  Deficit                             (8,701,547)     (8,574,150)
                                       _________       _________
      Total Stockholders' Equity        (467,348)       (339,951)
                                       =========       =========
    Total Liabilities and
      Stockholders' Equity            $  171,547      $  198,658
                                       =========       =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                          and Subsidiary
              Consolidated Statements of Operations
      For the Years Ending December 31, 1998, 1997 and 1996

                               1998         1997         1996
                               ____         ____         ____
REVENUES
 Oil and Gas Sales
   Working Interest         $   66,489  $   88,463   $   98,590
   Royalty Interest              3,495      20,019       66,500
   Expense Reimbursement        15,000           0            0
 Gain(Loss) on Turnkey
   Working Interests and
   Oil Properties                  900     (32,146)         801
 Oilfield Revenue
   Distribution                    420       6,000            0
 Promotional Income                  0      (5,236)           0
 Consulting Income                   0           0          578
 Administrative Overhead        16,800      31,800       25,392
 Gain on Write-off              12,019           0       66,116
 Other Income                        0         250          102
                             _________   _________    _________
       Total Revenues          115,123     109,150      258,079

COSTS AND EXPENSES
 Lease and Operating
   Expenses                     55,978      67,910       71,258
 Taxes Other Than Income         4,001       8,880       10,545
 Dry Holes and
   Abandonments                 10,682      10,056       81,093
 Depreciation, Depletion
   And Amortization              9,208      11,495       13,777
 General and
   Administrative              147,434     161,283      233,108
 Interest Expense, Net of
   Capitalized Interest          9,833       4,922        3,945
 Bad Debt Expense                5,384      11,223            0
                             _________   _________    _________
       Total Costs and
         Expenses              242,520     275,769      413,726
                             _________   _________    _________
NET EARNINGS (LOSS)
 BEFORE TAXES                 (127,397)   (166,619)    (155,647)

CURRENT INCOME TAXES                 0           0            0
                             _________   _________    _________
NET EARNINGS (LOSS)         $ (127,397) $ (166,619)  $ (155,647)
                             =========   =========    =========
Per Share of Common Stock,
 Weighted Average Method
 Income Before
 Extraordinary Items        $    (.016) $    (.02)   $    (.019)
                             =========   =========    =========
 Net Income                 $    (.016) $    (.02)   $    (.019)
                            =========    =========    =========
Weighted Average Number of
 Shares Outstanding          7,991,870   7,991,870    7,991,870
                             =========   =========    =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                          and Subsidiary
              Consolidated Statements of Cash Flows
      For the Years Ending December 31, 1998, 1997 and 1996

                                1998        1997         1996
                                ____        ____         ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)          $ (127,397) $ (166,619)  $ (155,647)
 Adjustments to Reconcile
   Net Earnings to Net
   Cash Provided by
   Operating Activities:
 Depreciation, Depletion
   and Amortization              9,208      11,495       13,777
 Abandonments, Expired and
   Surrendered Leases                0          14       33,608
 (Gain)Loss on Sale of
   Oil and Gas Properties            0      32,146        1,928
 (Increase)Decrease in
   Current Assets:
   Trade Accounts
     Receivable                  9,909      76,018      462,306
   Prepaid Expenses               (144)     (1,141)         (63)
 Increase(Decrease) in
   Current Liabilities:
   Trade Accounts Payable      (11,980)    (43,616)    (228,019)
   Notes Payable                96,900      (5,000)           0
   Accrued Interest              6,240           0       (1,231)
   Salaries Payable              4,200           0            0
   Joint Interest
     Prepayments                     0           0     (135,371)
    Expired Credits - Stock
     Purchase Overpayment            0           0      (25,603)
                             _________   _________    _________
   NET CASH FROM OPERATING
     ACTIVITIES                (13,064)    (96,703)     (34,315)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Property
   and Equipment                     0           0            0
 Proceeds from Sale of
   Property and Equipment            0      70,000        4,473
 Write-off of Oil & Gas
   Property                     10,661      10,569            0
 Reduction of Drilling contracts
   in Progress                       0      10,070            0
                             _________   _________    _________
   NET CASH FROM INVESTING
     ACTIVITIES                 10,661      90,639        4,473

CASH FLOWS FROM FINANCING ACTIVITIES
 Acquisition of
   Short-Term Debt                   0           0       21,500
 Reduction of Short-Term
   Debt                              0           0     (111,000)
 Increase(Reduction) of
   Long-Term Debt                4,926      (2,500)      (7,908)
                             _________   _________    _________
   NET CASH FROM FINANCING
     ACTIVITIES                  4,926      (2,500)     (97,408)
                             _________   _________    _________
   NET INCREASE(DECREASE)
     IN CASH                     2,523      (8,564)    (127,250)

CASH AT BEGINNING OF PERIOD        294       8,858      136,108
                             _________   _________    _________
CASH AT END OF PERIOD       $    2,817  $      294   $    8,858
                             =========   =========    =========

          See Accompanying Notes to Financial Statements

                    General Energy Resources and Technology Corporation
                                      and Subsidiary
                      Consolidated Statements of Stockholders' Equity
                   For the Years Ending December 31, 1998, 1997 and 1996
                                        Additional    Retained                 Total
                               Common     Paid-in     Earnings     Treasury  Stockholder
                               Stock      Capital     (Deficit)     Stock      Equity
                              ________   _________   ___________   ________   ________
Balance at December 31, 1995 $ 799,187  $7,435,012  $(8,251,884)  $      0   $ (17,685)
 Net Earnings(Loss) for the
   Year                              0           0     (155,647)         0    (155,647)
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1996   799,187   7,435,012   (8,407,531)         0    (173,332)
 Net Earnings(Loss) for the
   Year                              0           0     (166,619)         0    (166,619)
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1997   799,187   7,435,012   (8,574,150)         0    (339,951)
 Net Earnings(Loss) for the
   Year                              0           0     (127,397)         0    (127,397)
 Issue of Stock                      0           0            0          0           0
                              ________   _________   __________    _______    ________
Balance at December 31, 1998 $ 799,187  $7,435,012  $(8,701,547)  $      0   $(467,348)
                              ========   =========   ==========    =======    ========



Common Stock Outstanding December 31, 1997          7,991,870 Shares
Common Stock Issued during 1998                             0 Shares
Common Stock Outstanding December 31, 1998          7,991,870 Shares

                      See Accompanying Notes to Financial Statements
/TABLE

       General Energy Resources and Technology Corporation
                          and Subsidiary
            Consolidated Notes to Financial Statements
                 December 31, 1998, 1997 and 1996

  NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Consolidated Statements
The consolidated financial statements include the accounts of General Energy Resources and Technology Corporation (a Michigan Corporation) and it's wholly owned subsidiary, G.E.N.Y. Operations, Inc. (a California Corporation) which was formed in 1993. All significant intercompany balances and transactions have been eliminated in consolidation.

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

No income taxes have been paid during 1997 and 1996 Income taxes for 1995 totaled $1,650.00. Interest paid (net of amounts capitalized) amounted to $9,833 during 1998, $4,922 during 1997 and $3,945 for 1996.

  Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding. Common stock equivalents (stock options and warrants) were antidilutive in 1998, 1997 and 1996.

  NOTE 2
  BUSINESS OPERATIONS, SIGNIFICANT CUSTOMERS, AND CREDIT RISK General Energy Resources and Technology Corporation (the "Company", formerly Reef Energy Corporation) was incorporated under the laws of the State of Michigan in June, 1979 for the purpose of investing in oil and gas exploration and production. Effective June 1987, the Board of Directors and stockholders changed the name of the Company to General Energy Resources and Technology Corporation. The Company and it's predecessors have been engaged in the exploration, development and production of oil and gas. The operations are conducted entirely within the United States.

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

During 1998, sales to two major customers accounted for 39 and 36 percent of total revenues. During 1997, sales to two major customers accounted for 23, and 21 percent of total revenues.
During 1996, sales to two major customers accounted for 36 and 19 percent of total revenues.

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

  NOTE 4
  NOTES PAYABLE
This represents money loaned to the Company for ongoing expenses.
Interest on the note is 10% per annum and the note is due on or before December 31, 1999.

                                       12/31/98     12/31/97
                                       _________    _________
    Note payable Calvert              $  113,400   $   16,500
                                       _________    _________
                                      $  113,400   $   16,500
                                       =========    =========
  NOTE 5
  LONG-TERM DEBT
Long-term debt consisted of:
                                       12/31/98     12/31/97
                                       _________    _________
    Note payable Mosbacher            $   52,947   $   48,021
                                       _________    _________
                                          52,947       48,021
    Less current portion                       0       (2,500)
                                       _________    _________
                                      $   52,947   $   45,521
                                       =========    =========

On June 1, 1990, the Company signed a $292,814 promissory note with Mosbacher Energy Company (MEC) for the amount owed MEC by General Energy Corporation for well operations as of May 7, 1990. The note is secured by the Company's interest in eleven producing properties operated by MEC and bears interest at 7 1/4% per annum. Additional terms of the agreement call for monthly payments of the lesser of $20,000 or the month's production to MEC. Based on current production estimates, management does not expect to reduce this loan during the current year.

  NOTE 6
  NON CASH TRANSACTIONS
                              1998         1997        1996
                              ____         ____        ____
Write-offs of Expired
  Credits                    $      0   $      0     $ 66,116
Write-off of Accounts
  Payable                    $ 12,019

  NOTE 7
  RELATED PARTIES
The Company recorded approximately $18,000 and $28,000 in management fees during 1992 and 1991 respectively to Penteco. The management fees were for preparation of a business plan and ongoing management throughout the year in accordance with the Management Agreement dated March 13, 1987, between the Company and Penteco. As of December 31, 1998, the Company has a liability to Penteco of $13,262 for management fees and out-of-pocket costs. The Company and Penteco have mutual directors. As of January 1, 1993, the agreement expired.

As of January 1, 1993, Terry Snowday was to receive an annual salary of $20,000, and Charles Taylor was to receive an annual consulting fee of $10,000. At December 31, 1998, amounts accrued but not paid to Snowday and Taylor are $57,892 and $20,000 respectfully. As of January 1, 1995, Charles Taylor resigned as consultant to General Energy. As of March 8, 1996, Terry Snowday was placed on lay-off and is paid $10 per hour as needed.

As discussed in Notes 2 and 3, Company stock was exchanged with Penteco in 1987 for investments in Penteco East Pipeline and Lincoln Gas & Oil Marketing Corporation. Penteco is the general partner in Penteco East Pipeline. Penteco and Lincoln Gas and Oil have mutual directors.

The Company received an interest in the general partners' interest of Penteco East Pipeline. However, the Company does not receive a K-1 for this investment even though the partnership has been active and has had income. It is the understanding of management that the Company is not a general partner even though they purchased a portion of the general partners' interest. There is no written agreement explaining how profits, losses, distributions, liabilities, etc. are to be divided regarding the Company's interest in the general partners' interest.

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

The Company sold working interests to several major shareholders and directors during 1996. Accounts receivable from these related parties totaled $10,191 at December 31, 1998, while related party accounts payable amounted to $8,993. No interest has been accrued on any of the above amounts.

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

  NOTE 10
  LEASE COMMITMENTS
The Company entered into a 12 month Lease Agreement for it's office facilities on February 1, 1999. This lease requires payments of $825 per month.

  NOTE 11
  SUBSEQUENT EVENTS

The Company continues to have a working capital deficit and declining cash flows from existing oil and gas operations. The
Company anticipates that cash flows will be generated in 1999 from culting fees and from additional loan advances.

 NOTE 12
  OIL AND GAS ACTIVITIES
The following is a summary of certain financial information
(including cost, both capitalized and expensed) with respect to the Company's oil and gas activities, all of which are located in the United States:

Costs Incurred in Oil and Gas Property
  Acquisition, Exploration and Development Activities

                                 Years Ended December 31,
                              1998        1997         1996
                              ____        ____         ____
Acquisition of unproved
 properties                $        0  $        0   $        0
                            =========   =========    =========
Exploration and development
 costs                     $   12,149  $   12,771   $   84,797
                            =========   =========    =========

Results of Operations for Producing Activities

Sales                      $   69,984  $  108,482   $  165,090
Production costs               59,979      74,743       81,802
Exploration costs              10,682      10,056       81,093
Depreciation, depletion and
 amortization                   9,208      11,495       13,777
                            _________   _________    _________
                               79,869      96,294      176,672
                            _________   _________    _________
Results of Operations from
 producing activities
 (excluding corporate over-
 head and interest costs)  $   (9,885) $   12,188   $ (11,582)
                            =========   =========    =========

  NOTE 13
  "SUPPLEMENTAL" OIL AND GAS RESERVES INFORMATION (UNAUDITED)
The following tables present the Company's estimate of it's proved oil and gas reserves and future net cash flows. The Company emphasizes that reserve and related future net cash flow estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The Company has received reports from independent petroleum reservoir engineers for a portion of their reserves through January 2, 1992. The Company's staff geologist along with K&A Energy Consultants and Evan, Carey and Crozier Engineering, has updated these reserve estimates through December 1991. All estimates for December 1996, 1997 and 1998 have been updated by the Company's staff geologist without the assistance of independent petroleum engineers. The Company has prepared the following tables to comply with the applicable provisions of the Securities and Exchange Commission's disclosure regulations. Estimated net quantities of proved developed oil and gas reserves attributable to working interests for the years ended December 31, 1998, 1997 and 1996 are as follows (all reserves are located in the United States):

                                      Oil (Bbls)   Gas (Mcf)
                                      __________   _________

New discoveries and extensions                 0           0
Production                                (2,666)    (35,136)
Revision of previous estimates
Sale of Reserves                               0           0
                                       _________   _________
Proved developed reserves as
 of December 31, 1996                    287,817   1,397,002

New discoveries and extensions            37,500      15,000
Production                                (1,435)    (22,828)
Revision of previous estimates            (1,200)    (85,000)
Sale of Reserves                         (80,000)    (400,000)
                                       _________   _________
Proved developed reserves as
 of December 31, 1997                    242,682     904,174

New discoveries and extensions                 0           0
Production                                  (795)    (21,342)
Revision of previous estimates                 -           -
Sale of Reserves                               0           0
                                       _________   _________
Proved developed reserves as
 of December 31, 1998                    241,887     882,832

The above amounts represent proved developed reserves. The
Company does not estimate proved undeveloped reserves, accordingly, the reserve amounts do not include undeveloped reserves.

The Company's estimates of the standardized measure of discounted future net cash flows are as follows:

                             1998         1997        1996
                             ____         ____        ____
Future cash inflows          n/a          n/a         n/a
Future production and
 development costs           n/a          n/a         n/a
                           _________    _________   _________
Future net cash flows
10% annual discount
 for estimated timing of
 cash flows                  n/a          n/a         n/a
                           _________    _________   _________
Standardized measure of
 discounted future net
 cash flows                  n/a          n/a         n/a
                           =========    =========   =========

The price per barrel of oil as of March 31, 1997 was $19.15 and the price per Mcf of gas as of the same date ranged from $2.92 to $5.12. The price per barrel as of March 31, 1998 was $11.75 and the price per Mcf of gas as of the same date ranged from $1.67 to $5.19 per Mcf. The price per barrel as of March 31, 1999 was $12.50 and the price for gas as of the same date ranged from $1.87 to $3.27 per Mcf.

          Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                             1998          1997        1996
                             ____          ____        ____
Beginning of period       $2,936,666   $3,321,756  $3,647,961
Sales of oil and gas
 produced, net of
 production costs            (33,739)    (165,090)   (324,205)
Net changes in prices,
 production costs and
 reserve estimates          (273,000)    (220,000)   (482,000)

Sale of reserves             (50,000)           0           0
Extensions, discoveries
 and improved recovery,
 less related costs           75,000            0     480,000
                           _________    _________   _________
     End of period        $2,936,666   $2,936,666  $3,321,756
                           =========    =========   =========

                            Schedule V
                      Property and Equipment

                  Balance at             Retirements  Balance
                   Beginning  Additions  Adjustments  at End
                   of Period   at Cost    and Sales   of Period
                   _________  _________   _________   _________
Year end 12/31/96
Proved oil and gas
 properties       $2,891,901 $        0  $  165,502  $2,726,399
Unproved leasehold
 and minerals         85,106          0           0      85,106
                   _________  _________   _________   _________
                  $2,977,007 $        0  $  165,502  $2,811,505
                   =========  =========   =========   =========
Year end 12/31/97
Proved oil and gas
 properties       $2,726,399 $        0  $  215,503  $2,510,896
Unproved leasehold
 and minerals         85,106          0      85,106           0
                   _________  _________   _________   _________
                  $2,811,505 $        0  $  300,609  $2,510,896
                   =========  =========   =========   =========
Year end 12/31/98
Proved oil and gas
 properties       $2,510,896 $        0  $  152,644  $2,358,252
Unproved leasehold
 and minerals              0          0            0         0
                   _________  _________   _________   _________
                  $2,510,896 $        0  $  152,644  $2,358,252
                   =========  =========   =========   =========


                           Schedule VI
      Accumulated Depreciation, Depletion, Amortization and
          Valuation Allowances of Property and Equipment

                  Balance at Charged to  Retirements  Balance
                   Beginning  Cost and   Adjustments  at End
                   Of Period  Expenses    and Sales   of Period
                   _________  _________   _________   _________
Proved oil and gas
 properties
Year end 12/31/96 $2,650,669 $   13,777  $  127,636  $2,536,810
                   =========  =========   =========   =========
Year end 12/31/97 $2,536,810 $   11,495  $  187,880  $2,360,425
                   =========  =========   =========   =========
Year end 12/31/98 $2,360,425 $    9,208  $  141,983  $2,227,650
                   =========  =========   =========   =========

                          Schedule VIII
                Valuation and Qualifying Accounts

                   Balance at            Collections   Balance
Allowance for      Beginning                and        at End
Doubtful Accounts  of Period  Additions  Write offs   of Period
_________________  _________  _________  __________  __________
Year end 12/31/96 $    8,698 $        0  $        0  $    8,698
Year end 12/31/97 $    8,698 $    2,525  $        0  $   11,223
Year end 12/31/98 $   11,223 $    2,303  $        0  $   13,526


                            Schedule X
            Supplementary Income Statement Information
                  Charges to Costs and Expenses

Item                           1998        1997        1996
____                           ____        ____        ____
Maintenance and repairs         n/a         n/a         n/a
Depreciation of Intangible
  Assets                       7,741       8,780      10,073
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

                             PART III

  ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors and Officers
The positions held by each director and officer of the Company are shown in the following table:

                                    Positions and Offices
Name                          Age   With the Company
____                          ___   ________________
H. Terry Snowday, Jr.         64    Chairman of the Board and
                                    President, Chief Executive
                                    Officer and Director
Rosalie A. Herman             47    Chief Financial Officer and
                                    Treasurer
Leslie L. Guernsey            43    Secretary
Edgar R. Puthuff              64    Director
John G. Ross                  63    Director
Charles W. Taylor             60    Director
Edward A. Ward                65    Director

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

                ITEM 11. - EXECUTIVE COMPENSATION

Directors received no compensation for such positions in 1998.

Compensation for certain officers and related parties is determined by the Compensation Committee, which consists of Directors Edgar R. Puthuff, Edward A. Ward II and John G. Ross. A meeting of the committee in December, 1992, set the compensation for H. Terry Snowday and Charles Taylor as follows: President, H. Terry Snowday - an annual base salary of twenty thousand ($20,000) dollars plus a yearly bonus as recommended by the committee based on annual profits per the audited financial statements. Charles Taylor - to be paid his normal consulting rates for time worked on behalf of General Energy with a minimum of ten thousand ($10,000) dollars per year. Charles Taylor resigned as consultant on January 1, 1995. Terry Snowday was placed on lay-off on March 8, 1996 and is paid $10.00 per hour as needed.

Combined compensation expense of seventy seven thousand eight hundred ninety two ($77,892) dollars for H. Terry Snowday and Charles Taylor has been accrued but not paid.

Directors and Officers of the Company have in the past and may in the future participate, directly or through partnerships, in the Company's drilling activities.

                                SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                                _____________________________

                    Annual Compensation                Awards         Payouts
                 _________________________      ___________________   _______
   (a)     (b)    (c)    (d)        (e)           (f)         (g)       (h)       (i)
Name and                       Other Annual    Restricted              LTIP     All Other
Principal        Salary Bonus  Compensation  Stock Award(s) Options/  Payouts Compensation
Position   Year   ($)    ($)        ($)           ($)       SARS (#)    ($)       ($)
________   ____  _____  _____     _______       _______     ________  _______   _______
CEO        1998  6,400
           1997 10,400
           1996  8,976

  Stock Option Plan
There is no current Stock Option Plan in effect.


  Stock Option Agreement
There are no outstanding stock option agreements.

       ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

The following table provides information with respect to the shares of common stock of the Company beneficially owned by each beneficial owner of more than 5% of such shares, each director and officer of the Company, and all directors and officers as a group as of December 31, 1998.

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

In July of 1990, Penteco Corporation agreed to accept 1,891,182 shares of General Energy Resources and Technology Corporation stock as payment for management fees for the period November, 1987, to May, 1990, totaling $94,559.10. The Company had a two year buy-back option and in September 1992, the Company repurchased the 1,891,182 shares of General Energy Corporation stock at $.06 per share. The Company then issued 886,040 shares at $.20 to replace the shares purchased and as payment for additional management fees accrued through August, 1992.

As of December 31, 1998, the Company has a liability to Penteco of $13,262 for management fees and out-of-pocket costs.

In 1991, the Company loaned $350,000 to American Barter. American Barter agreed to repay this loan, with interest at the Company's borrowing rate and to assign a 25% working interest in the Tulare Lakes Field. The Tulare Lakes Field was purchased from Chevron by Penteco and American Barter in 1991. The agreement between Chevron and Penteco and American Barter states that the note owed to Chevron will be repaid from production from the Tulare Lakes Field. If production does not cover debt payments, General Energy is not liable to Chevron or other third parties. The Company booked 25% of the purchase price as proved oil and gas properties, approximately $875,900. The Company also recorded 25% of the liabilities for Penteco and American Barter's purchase of the field along with 25% of American Barter's $350,000 debt to General Energy, borrowed for costs of revitalizing the field. During 1992, and 1993, additional debt has been recorded for Society Bank loans used to pay off the original $350,000 and for operating expenses and accrued interest. In 1993, the Company sold a 1% interest to a company shareholder for $10,000. The Company's 25% interest was to be paid from Penteco Corporation's working interest percentage, net of expenses. As of December 31, 1995, the total revenue from the field continued to be less than the total expenses with no expectation of improvement within the next twelve months. Management determined the asset and liability to be unrealistically presented on the financial statements and the outstanding debt balance of $908,410, which included accrued interest, and the asset balance of $717,288, net of accumulated DD&A, were written off.

The Company sold several turnkey working interests to major shareholders and directors during 1996. Accounts receivable from these related parties totaled $10,191 at December 31, 1998 while related party accounts payable amounted to $8,993. No interest has been accrued on any of the above amounts.

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1999.

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

     Signature                  Title                  Date
     _________                  _____                  ____


H. TERRY SNOWDAY, JR.   President, Chairman of the   04/15/99
_____________________   Board, Chief Executive
H. Terry Snowday, Jr.   Officer and Director


ROSALIE A. NEWMAN       Chief Financial Officer and  04/15/99
_____________________   Treasurer
Rosalie A. Newman


EDGAR R. PUTHUFF        Director                     04/15/99
_____________________
Edgar R. Puthuff


JOHN G. ROSS            Director                     04/15/99
_____________________
John G. Ross


CHARLES W. TAYLOR       Director                     04/15/99
_____________________
Charles W. Taylor


EDWARD A. WARD          Director                     04/15/99
_____________________
Edward A. Ward