Form 10-Q
period 1999-03-31
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1999-05-19
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   March 31, 1999

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of March 31,
1999.
       GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION

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

          PART II - Other Information
          Signatures. . . . . . . . . . . . . . . . . . . . 10

                  PART I - FINANCIAL INFORMATION

       General Energy Resources and Technology Corporation
                          Balance Sheets

Item 1
                              ASSETS
                                       March 31,    December 31,
                                         1999           1998
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS
 Cash                                $    2,421      $    2,817
 Accounts Receivable Trade               63,392          48,819
 Less Allowance for Doubtful
   Accounts                             (13,526)        (13,526)
 Prepaid Expenses                         1,701           1,785
                                      _________       _________
     Total Current Assets                53,988          39,895

PROPERTY AND EQUIPMENT, AT COST
 Proved Oil and Gas Properties,
   Successful Efforts Method of
   Accounting                         2,358,252       2,358,252
                                      _________       _________
     Total Property and Equipment     2,358,252       2,358,252

 Less Accumulated Depreciation,
   Depletion, and Amortization        2,230,010       2,227,650
                                      _________       _________
     Net Property and Equipment         128,242         130,602

OTHER ASSETS
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  183,280      $  171,547
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current Installments of
   Long-Term Debt                    $        0      $        0
 Accounts Payable Trade                 412,044         408,416
 Notes Payable                          134,900         113,400
 Salaries Payable                        61,292          57,892
 Accrued Interest                         9,252           6,240
                                      _________       _________
     Total Current Liabilities          617,488         585,948

LONG-TERM DEBT                           53,101          52,947

STOCKHOLDERS' EQUITY
 Common Stock ($.10 Par Value,
   18,000,000 Shares Authorized,
   7,991,870 Shares Issued and
   Outstanding)                         799,187         799,187
 Additional Paid-in Capital           7,435,012       7,435,012
 Deficit                             (8,721,508)     (8,701,547)
                                      _________       _________
     Total Stockholders' Equity        (487,309)       (467,348)

                                     $  183,280      $  171,547
                                      =========       =========

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                     Statements of Operations
             Three Months Ended March 31, (Unaudited)

                                         1999            1998
                                         ____            ____

REVENUES
 Oil and Gas Sales
   Working Interest                  $   16,149      $   18,283
   Royalty Interest                         215           2,768
 Expense Reimbursement                   12,000          15,000
 Administrative Overhead                  4,200           4,200
 Gain(Loss) in sale of oil and
   gas property                               0             900
 Oilfield Revenue Distribution                0             420
                                      _________       _________
     Total Revenues                      32,564          41,571

COSTS AND EXPENSES
 Lease and Operating Expenses            12,005          17,352
 Taxes Other Than on Income                 994             936
 Dry Holes and Abandonments                   0              11
 Depreciation, Depletion and
   Amortization                           2,361           2,686
 General and Administrative              34,153          35,382
 Interest Expense                         3,012             759
                                      _________       _________
     Total Expenses                      52,525          57,126
                                      _________       _________
NET INCOME (LOSS)                    $  (19,961)     $  (15,555)
                                      =========       =========
NET INCOME (LOSS) PER WEIGHTED
 AVERAGE SHARE OF COMMON STOCK       $    (.002)     $    (.002)
                                      _________       _________
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          7,991,870       7,991,870
                                      _________       _________

          See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                     Statement of Cash Flows
             Three Months Ended March 31, (Unaudited)

                                         1999            1998
                                         ____            ____
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                   $  (19,961)     $  (15,555)
 Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities
 Depreciation, Depletion and
   Amortization                           2,361           2,686
 Abandonments, Expired and
   Surrendered Leases                         0               0
 (Gain)Loss on Sale of Oil and
   Gas Properties                             0               0
 (Increase)Decrease in Current Assets:
   Trade Accounts Receivable            (14,573)            (89)
   Prepaid Expenses                          84            (114)
 Increase(Decrease) in Current Liabilities:
   Trade Accounts Payable                 7,027             859
   Notes Payable                         21,500          17,000
   Accrued Interest                       3,012               0
                                      _________       _________
       NET CASH FROM OPERATING
         ACTIVITIES                        (550)          4,787

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Property and
   Equipment                                  0               0
                                      _________       _________
       NET CASH FROM INVESTING
         ACTIVITIES                           0               0

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase(Decrease) in Long-Term Debt       154               0
                                      _________       _________
       NET CASH FROM FINANCING
         ACTIVITIES                         154               0
                                      _________       _________
       NET INCREASE(DECREASE) IN
         CASH                              (396)          4,787

CASH AT BEGINNING OF PERIOD               2,817             294
                                      _________       _________
       CASH AT END OF PERIOD         $    2,421      $    5,081
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

 Interest Capitalization
Interest costs applicable to the drilling and equipment of in-progress and shut-in oil and gas wells are capitalized until such time as the wells begin producing. There were no entries for interest capitalization during 1999 and 1998.

 Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding.

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following non    March 31,       Dec. 31,
cash transactions during the           1999            1998
periods ending March 31, 1999
and December 31, 1998

     Write-off of Accounts Payable     -0-            12,019

 NOTE 3
 LONG-TERM DEBT
On June 1, 1990, the Company signed a $292,814 promissory note with Mosbacher Energy Company (MEC) for the amount owed MEC by General Energy Corporation for well operations as of May 7, 1990. The note is secured by the Company's interest in eleven producing properties operated by MEC and bears interest at 7 1/4 percent per annum. Additional terms of the agreement call for monthly payments of the lesser of $20,000 or the month's production to MEC. Based on current production estimates, management does not expect to reduce this loan within the current year.

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998. All adjustments are of a normal recurring nature.

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the quarter ended March
31, 1999 totaled $32,564. This represents a decrease of ($9,007) from the same quarter in 1998 and is largely the result of a reduction in oil and gas income.

Total expenses decreased ($4,601) from $57,126 at March 31, 1998 to $52,525 at March 31, 1999.

The Company's net loss for the three months ended March 31, 1999 increased $4,406 from ($15,555) at March 31, 1998 to ($19,961) at
March 31, 1999.

 Liquidity/Capital Resources
Net cash from operating activities decreased $5,337 to ($550) at March 31, 1999 compared to $4,787 at March 31, 1998.

Management has developed plans to provide services in an Antrim gas project located in the State of Michigan and anticipates consulting fees.

As part of this project, the Company anticipates purchasing new computer hardware and software which will be Year 2000 compliant.

In view of it's currently limited activity, the Company has determined that the potential consequences of Year 2000 issues would not have a material effect on business, results of operations, or financial conditions.

Management feels that cash flows generated in 1999 from consulting fees and from additional loan advances will be sufficient to pay current operating liabilities.


                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 19th day of May, 1999.

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