Form 10-Q
period 1999-06-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1999-08-12
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1999

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

                           231-946-1473
       (Registrant's telephone number, including area code)

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of June 30,
1999.

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

Item 1
                              ASSETS
                                       June 30,     December 31,
                                        1999            1998
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS:
 Cash                                $    5,227      $    2,817
 Accounts Receivable Trade               52,513          48,819
 Less Allowance for Doubtful
   Accounts                             (13,526)        (13,526)
 Prepaid Expenses                         1,617           1,785
                                      _________       _________
     Total Current Assets                45,831          39,895

PROPERTY AND EQUIPMENT, AT COST:
 Proved Oil and Gas Properties,
   Successful Efforts Method of
   Accounting                         2,358,252       2,358,252
                                      _________       _________
     Total Property and Equipment     2,358,252       2,358,252

 Less Accumulated Depreciation,
   Depletion, and Amortization        2,231,069       2,227,650
                                      _________       _________
     Net Property and Equipment         127,183         130,602

OTHER ASSETS:
 Investments (net of unrealized
   loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  174,064      $  171,547
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current Installments of
   Long-Term Debt                    $        0      $        0
 Accounts Payable Trade                 420,435         408,416
 Notes Payable                          149,900         113,400
 Salaries Payable                        61,292          57,892
 Accrued Interest                        12,723           6,240

                                      _________       _________
     Total Current Liabilities          644,350         585,948

LONG-TERM DEBT                           54,837          52,947

STOCKHOLDERS' EQUITY:
 Common Stock ($.10 Par Value,
   18,000,000 Shares Authorized,
   7,991,870 Shares Issued and
   Outstanding)                         799,187         799,187
 Additional Paid-in Capital           7,435,012       7,435,012
 Deficit                             (8,759,322)     (8,701,547)
                                      _________       _________
     Total Stockholders' Equity        (525,123)       (467,348)

                                     $  174,064      $  171,547
                                      =========       =========

          See Accompanying Notes to Financial Statements

                    General Energy Resources and Technology Corporation
                                 Statements of Operations

                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                 1999          1998          1999      1998
REVENUES:
    Oil and Gas Sales:
      Working Interest            $   22,153   $   19,463    $   38,302    $   37,746
      Royalty Interest                   352          203           567         2,971
    Expense Reimbursement              1,000            0        13,000        15,000
    Gain/Loss on Sale of Assets            0            0             0           900
    Administrative Overhead            4,200        4,200         8,400         8,400
    Oilfield Revenue Distribution          0            0             0           420
                                                              _________     _________     _________      _________
                                  Total Revenues                 27,705        23,866        60,269         65,437

COSTS AND EXPENSES:
    Lease and Operating Expenses      15,589       12,439        27,594        29,791
    Taxes Other Than on Income         1,514        1,183         2,508         2,119
    Dry Holes and Abandonments             9            0             9            11
    Depreciation, Depletion and
      Amortization                     1,059        2,310         3,420         4,996
    General and Administrative        42,895       40,370        77,048        75,752
    Interest Expense                   4,454           85         7,466           844
                                                              _________     _________     _________      _________
                                  Total Costs/Expenses           65,520        56,387       118,045        113,513
                                                              _________     _________     _________      _________
NET INCOME (LOSS)                 $  (37,815)  $  (32,521)   $  (57,776)   $  (48,076)
                                                              =========     =========     =========      =========
NET INCOME (LOSS) PER WEIGHTED
    AVERAGE SHARE OF COMMON STOCK $    (.005)  $    (.004)        (.007)        (.006)
                                                              =========     =========     =========      =========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING          7,991,870    7,991,870     7,991,870     7,991,870
                                                              =========     =========     =========      =========

                      See Accompanying Notes to Financial Statements

       General Energy Resources and Technology Corporation
                     Statement of Cash Flows
              Six Months Ended June 30, (Unaudited)

                                         1999           1998
                                         ____           ____
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                   $  (57,776)    $  (48,076)
 Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities:
 Depreciation, Depletion and
   Amortization                           3,420          4,996
 Abandonments, Expired and
   Surrendered Leases                         0              0
 (Gain)Loss on Sale of Oil and
   Gas Properties                             0              0
 (Increase)Decrease in Current Assets:
   Trade Accounts Receivable             (3,694)          (500)
   Prepaid Expenses                         168            450
 Increase(Decrease) in Current Liabilities:
   Trade Accounts Payable                15,419         10,631
   Notes Payable                         36,500         34,000
   Accrued Interest                       6,483              0
                                      _________      _________
       NET CASH FROM OPERATING
         ACTIVITIES                         520          1,501
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Property and
   Equipment                                  0              0
 Proceeds From Sale of Oil and Gas
   Property                                   0              0
                                      _________      _________
       NET CASH FROM INVESTING
         ACTIVITIES                           0              0
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(Decrease) in
   Long-Term Debt                         1,890            631
                                      _________      _________
       NET CASH FROM FINANCING
         ACTIVITIES                       1,890            631
                                      _________      _________
       NET INCREASE(DECREASE) IN
         CASH                             2,410          2,132
CASH AT BEGINNING OF PERIOD               2,817            294
                                      _________      _________
       CASH AT END OF PERIOD         $    5,227     $    2,426
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

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following non     June 30,      Dec. 31,
cash transactions during the           1999           1998
periods ending June 30, 1999
and December 31, 1998

   Write-off of Accounts Payable        -0-          12,019

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations for the six months ended June 30, 1999 and 1998. All adjustments are of a normal recurring nature.

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the six months ended June
30, 1999 totaled $60,269. This represents a decrease of ($5,168) from the same period in 1998 and is largely the result of a reduction in oil and gas income.

Total expenses increased $4,532 from $113,513 at June 30, 1998 to
$118,045 at June 30, 1999.

The Company's net loss for the six months ended June 30, 1999 increased $9,700 from ($48,076) at June 30, 1998 to ($57,776) at
June 30, 1999.

 Liquidity/Capital Resources
Net cash from operating activities decreased $981 to $520 at June
30, 1999 compared to $1,501 at June 30, 1998.

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

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August, 1999.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)