Form 10-Q
period 1999-09-30
GENERAL ENERGY RESOURCES & TECHNOLOGY CORP
filed 1999-11-16
CIK 350387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   September 30, 1999

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

Common Stock, Par Value $.10 - 7,991,870 shares, as of September
30, 1999.

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

Item 1
                              ASSETS
                                       Sept. 30,    December 31,
                                         1999           1998
                                      (Unaudited)    (Unaudited)
CURRENT ASSETS:
 Cash                                $    2,794      $    2,817
 Accounts Receivable Trade               55,049          48,819
 Less Allowance for Doubtful
   Accounts                             <13,526>        <13,526>
 Prepaid Expenses                           625           1,785
                                      _________       _________
     Total Current Assets                44,942          39,895

PROPERTY AND EQUIPMENT, AT COST:
 Proved Oil and Gas Properties,
   Successful Efforts Method of
   Accounting                         2,358,252       2,358,252
                                      _________       _________
     Total Property and Equipment     2,358,252       2,358,252

 Less Accumulated Depreciation,
   Depletion, and Amortization        2,232,808       2,227,650
                                      _________       _________
     Net Property and Equipment         125,444         130,602

OTHER ASSETS:
 Investments (Net of Unrealized
   Loss of $288,950)                      1,050           1,050
                                      _________       _________
                                     $  171,436      $  171,547
                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current Installments of
   Long-Term Debt                    $        0      $        0
 Accounts Payable Trade                 449,343         408,416
 Notes Payable                          139,900         113,400
 Salaries Payable                        61,292          57,892
 Accrued Interest                        17,054           6,240
                                      _________       _________
     Total Current Liabilities          667,589         585,948

LONG-TERM DEBT                           56,490          52,947

STOCKHOLDERS' EQUITY:
 Common stock ($.10 Par Value,
   18,000,000 shares Authorized,
   7,991,870 Shares Issued and
   Outstanding)                         799,187         799,187
 Additional Paid-in Capital           7,435,012       7,435,012
 Deficit                             <8,786,842>     <8,701,547>
                                      _________       _________
     Total Stockholders' Equity       <552,643>       <467,348>

                                     $  171,436      $  171,547
                                      =========       =========

See accompanying notes to financial statements.

                    GENERAL ENERGY RESOURCES AND TECHNOLOGY CORPORATION
                                 Statements of Operations
                                  Three Months Ended            Nine Months Ended
                                       Sept. 30                      Sept. 30
                                  1999          1998           1999          1998
Revenues:
   Oil and Gas Sales:
        Working Interest        $    17,495        14,282         55,797        52,028
        Royalty Interest                259           252            826         3,223
   Expense Reimbursement              5,000             0         18,000        15,000
   Gain/Loss on Sale of Assets            0             0              0           900
   Administrative Overhead            4,200         4,200         12,600        12,600
   Oilfield Revenue
     Distribution                         0             0              0           420
                                 __________    __________     __________    __________
        Total Revenues               26,954        18,734         87,223        84,171
Costs and Expenses:
   Lease and Operating
     Expenses                        12,510        12,727         40,104        42,518
   Taxes Other Than on Income         1,125           986          3,633         3,105
   Dry Holes and Abandonments            30             3             39            14
   Depreciation, Depletion and
     Amortization                     1,738         1,115          5,158         6,111
   General and Administrative        33,724        30,644        110,772       106,396
   Interest Expense                   5,346           886         12,812         1,730
                                 __________    __________     __________    __________
        Total Costs/Expenses         54,473        46,361        172,518       159,874
                                 __________    __________     __________    __________
Net Income <loss>               $   <27,519>      <27,627>       <85,295>      <75,703>
                                 ==========    ==========     ==========    ==========
Net income <loss> per weighted
 average share of common stock  $     <.003>       <.003>           <.01>        <.009>
                                 ==========    =========      ==========    ==========
Weighted Average Number of
 Shares Outstanding               7,991,870     7,991,870      7,991,870     7,991,870
                                 ==========    ==========     ==========    ==========


See accompanying notes to financial statements.
        General Energy Resources and Technology Corporation
                     Statement of Cash Flows
           Nine Months Ended September 30, (Unaudited)

                                     1999          1998
                                     ____          ____

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income <Loss>               $  <85,295>   $  <75,703>
 Adjustments to Reconcile Net
  Earnings to Net Cash Provided
  by Operating Activities:
 Depreciation, Depletion and
  Amortization                        5,158         6,111
 Abandonments, Expired and
  Surrendered Leases                      0             0
 <Gain>Loss on Sale of Oil and
  Gas Properties                          0             0
 <Increase>Decrease in Current Assets:
 Trade Accounts Receivable           <6,230>        2,726
 Prepaid Expenses                     1,160         1,641
 Increase<Decrease> in Current Liabilities:
 Trade Accounts Payable              44,327        <2,250>
 Notes Payable                       26,500        67,000
 Accrued Interest                    10,814             0
                                  ---------     ---------
     NET CASH FROM OPERATING
       ACTIVITIES                    <3,566>         <475>

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Property and
  Equipment                               0             0
 Proceeds From Sale of Oil and Gas
  Property                                0             0
                                  _________     _________
     NET CASH FROM INVESTING
       ACTIVITIES                         0             0
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase<Decrease> in Long-Term
  Debt                                3,543         2,106
                                  _________     _________
     NET CASH FROM FINANCING
       ACTIVITIES                     3,543         2,106
                                  _________     _________
     NET INCREASE<DECREASE>
       IN CASH                          <23>        1,631
CASH AT BEGINNING OF PERIOD           2,817           294
                                  _________     _________
     CASH AT END OF PERIOD       $    2,794    $    1,925
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

 NOTE 2
 NON CASH TRANSACTIONS
The Company had the following    Sept. 30,     Dec. 31,
non cash transactions during the   1999          1998
periods ending September 30,
1999 and December 31, 1998

  Write-off of Accounts Payable     -0-         12,019

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

 NOTE 4
 INTERIM STATEMENTS
The Company believes that the accompanying unaudited financial statements contain all adjustments (including appropriate provision for depreciation, depletion and amortization normally determined at year end) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations for the nine months ended September 30, 1999 and 1998. All adjustments are of a normal recurring nature.

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

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

 Results of Operations
The Company's total earned revenue for the nine months ended
September 30, 1999 totaled $87,223. This represents an increase of $3,052 from the same period in 1998 and is largely the result of an increase in expense reimbursements.

Total expenses increased $12,644 from $159,874 at September 30,
1998 to $172,518 at September 30, 1999.

The Company's net loss for the nine months ended September 30, 1999 increased $9,592 from <$75,703> at September 30, 1998 to
<$85,295> at September 30, 1999.

 Liquidity/Capital Resources
Net cash from operating activities decreased $3,091 to <$3,566> at September 30, 1999 compared to <$475> at September 30, 1998.

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

                   PART II - OTHER INFORMATION

       General Energy Resources and Technology Corporation
                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of November, 1999.

                            GENERAL ENERGY RESOURCES AND
                              TECHNOLOGY CORPORATION

                            By: H. TERRY SNOWDAY, JR.
                                _______________________________
                                H. Terry Snowday, Jr.
                                President and Director
                                (Principal Executive Officer)